Form 10-Q
period 1995-01-27
PIGGLY WIGGLY ALABAMA DISTRIBUTING CO INC
filed 1995-03-09
CIK 766592

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20049


                            Form 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 27, 1995    Commission File Number 33-19645


            PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
       (Exact name of registrant as specified in its charter)


        ALABAMA                                 63-0393676
(State of Incorporation)           (I.R.S. Employer identification No.)

2400 J. Terrell Wooten Drive, Bessemer, Alabama 35020
(Address of principal executive office and zip code)

Registrant's telephone number, including area code (205) 481-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of
such filing requirements for the past 90 days. Yes  X   No

Indicate the number of shares outstanding of each for the issuer's class of common stock, as of the latest practical date.

      Class                  Outstanding at January 27, 1995
      Common                               72,077

           PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.


                           INDEX



Part 1. Financial Information

     Balance Sheets - January 27, 1995 and July 29, 1994           3-4

     Statements of Income - Thirteen weeks and twenty-six
        weeks ended January 27, 1995 and January 28, 1994            5

     Statements of Stockholders' Equity - Thirteen weeks
        and twenty-six weeks ended January 27, 1995 and
        January 28, 1994                                             6

     Statements of Cash Flows - Thirteen weeks and twenty-
        six weeks ended January 27, 1995 and January 28, 1994      7-8

     Notes to Financial Statements                                   9

     Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                       10

Part II. OTHER INFORMATION                                          11

                         CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                           January 27, 1995
Piggly Wiggly Alabama Distributing Co., Inc.              and July 29, 1994


    Assets                                       January           July


Current assets
   Cash                                       $ 1,634,234      $ 2,815,253
   Short-term investments                         104,247        1,142,228
   Receivables
      Trade accounts                            9,249,787        9,152,077
      Other                                       150,787          315,851
   Inventories                                 19,258,979       18,495,239
   Prepaid expenses                               254,218          196,561
   Advanced taxes                                 107,200          107,200

      Total current assets                     30,759,452       32,224,409

Deferred accounts receivable                    1,382,188        1,471,353

Property, plant and equipment, at cost
   net of accumulated depreciation of
   $9,685,291 (1994, $9,016,911)               17,268,349       17,710,689

Leased property under capital leases,
   net of amortization of $2,103,574
   (1994, $1,793,634)                             995,822        1,110,882

Other assets
   Unamortized loan costs                         480,673          325,815
   Property held for sale or lease              1,397,503        1,412,472
   Construction in progress                     3,674,755            -


      Total Assets                            $55,958,742      $54,255,620




         See accompanying notes to unaudited financial information.


                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                           January 27, 1995
Piggly Wiggly Alabama Distributing Co., Inc.              and July 29, 1994


   Liabilities and Stockholders' Equity         January             July


Current liabilities
   Notes payable - operators                  $ 1,275,000       $   100,000
   Current installments on long-term
      debt                                      1,921,116         1,970,536
   Accounts payable - trade                    14,215,349        14,265,082
   Accrued income taxes                            70,000            15,850
   Accrued expenses                               544,540           887,096
   Accrued patronage dividend                   3,145,045         1,909,272

      Total current liabilities                21,171,050        19,147,836

Long-term debt, excluding current
installments
   Notes payable                               10,589,134        12,054,862
   Capitalized lease obligations                  643,467           900,242
   Patronage notes                              7,866,904         6,748,758
   Deferred compensation                          155,145           184,513
   Deferred income taxes                          291,200           291,200

      Total long-term debt                     19,545,850        20,179,575

      Total liabilities                       $40,716,900       $39,327,411


Stockholders' equity
   Common stock of $.01 par value
      per share, authorized 200,000
      shares, issued 72,077
      (1994, 68,999) shares                   $       721       $       690
   Additional paid-in capital                  12,986,603        12,213,162
   Common stock purchase deposits                 561,478         1,031,944
   Retained earnings                            1,693,040         1,682,413

      Total stockholders' equity              $15,241,842       $14,928,209

      Total liabilities and stock-
      holders' equity                         $55,958,742       $54,255,620






         See accompanying notes to unaudited financial information.



                Piggly Wiggly Alabama Distributing Co., Inc.

                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                            Thirteen Weeks Ended     Twenty-six Weeks Ended

                          January 27,  January 28,  January 27,  January 28,
                             1995         1994         1995         1994

Sales                     101,747,822   92,989,894  200,843,848  182,690,385
Cost of sales              96,658,844   88,133,664  190,850,242  173,181,160

Gross profit on sales       5,088,978    4,856,230    9,993,606    9,509,225

Purchase discounts          1,530,244    1,358,493    3,019,626    2,672,303
Other operating income        770,587      253,943    1,129,808      442,717

Gross profit                7,389,809    6,468,666   14,143,040   12,624,245

Depreciation & amortization   522,765      509,637    1,053,634    1,000,462
Other operating expenses    4,832,137    4,380,931    9,553,699    8,559,684

Total operating expenses    5,354,902    4,890,568   10,607,333    9,560,146

Operating income            2,034,907    1,578,098    3,535,707    3,064,099

Interest expense              421,390      604,710      863,166    1,129,135

Patronage dividends         1,513,517      873,388    2,472,541    1,734,964

Income before income
  taxes                       100,000      100,000      200,000      200,000

Provision for income
  taxes                        34,000       31,500       70,000       63,000

Net income                     66,000       68,500      130,000      137,000



Earnings per common share
  and common share equivalent $ 0.89        $ 1.04       $ 1.75       $ 1.94

Earnings per common share
  and common share equivalent -
  assuming full dilution      $ 0.89        $ 1.04       $ 1.75       $ 1.94


         See accompanying notes to unaudited financial information.


                Piggly Wiggly Alabama Distributing Co., Inc.

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (UNAUDITED)

                         Thirteen Weeks Ended       Twenty-six Weeks Ended
                       January 27,   January 28,  January 27,   January 28,
                           1995          1994         1995         1994

Common Stock

Beginning balance     $       727   $       691   $      690   $       655
  New issues                    6             4           59            45
  Redemptions                 (12)           (8)         (28)          (13)

Ending balance        $       721   $       687   $      721   $       687


Additional Paid-in
 Capital

Beginning balance     $13,103,274   $12,155,426   $12,213,162  $11,353,721
  Premiums received       125,850        74,269     1,262,402      956,708
  Refund of premiums
   upon  redemption      (242,521)     (116,132)     (488,961)    (196,866)

Ending balance        $12,986,603   $12,113,563   $12,986,603  $12,113,563

Common Stock
 Purchase Deposits

Beginning balance     $   341,664   $   277,652   $ 1,031,944  $   772,093
  Cash collections        345,670       339,331       791,995      727,370
  Stock issued           (125,856)      (74,273)   (1,262,461)    (956,753)

Ending balance        $   561,478   $   542,710   $   561,478  $   542,710

Retained Earnings

Beginning balance     $ 1,651,278   $ 1,590,229   $ 1,682,413  $ 1,550,784
  Net income               66,000        68,500       130,000      137,000
  Excess of stock
   redemption price
   over purchase price    (24,238)      (48,878)     (119,373)     (77,933)

Ending balance        $ 1,693,040   $ 1,609,851   $ 1,693,040  $ 1,609,851



Total Stockholders'
 equity               $15,241,842    $14,266,811  $15,241,842  $14,266,811


         See accompanying notes to unaudited financial information.


                 Piggly Wiggly Alabama Distributing Co., Inc.
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                Thirteen Weeks Ended    Twenty-six Weeks Ended
                               January 27   January 28  January 27   January 28
                                   1995        1994        1995          1994
Cash flows from operating
      activities:
  Received from customers     102,593,165   93,173,865   200,736,697   181,066,068
  Paid for cost of sales
      & inventories           (93,289,405) (85,263,725) (188,956,402) (169,848,000)
  Paid to other
      supplies & employees     (4,673,179)  (4,240,204)   (9,658,375)   (8,673,483)
  Paid for patronage dividends       (497)       -              (497)        -
  Interest received                80,147       42,364        44,929       105,649
  Interest paid                  (421,224)    (564,792)     (874,354)   (1,089,217)
  Income taxes paid                 -          (15,293)      (15,850)     (189,262)
  Miscellaneous income received   455,852      199,965       735,935       326,183

  Net cash provided (used) by
      operating activities      4,744,859    3,332,180     2,112,083     1,697,938

Cash flows from investing
      activities:
  Purchase of equipment             -         (911,935)     (206,313)   (1,108,725)
  Loan costs                      (30,000)       -          (189,860)        -
  Construction in process      (3,198,678)       -        (3,674,755)        -
  Notes receivable - net           60,406       57,411       254,229       105,571
  Decrease in short-term
      investments               1,037,981        -         1,037,981         -
  Proceeds - sale of property      17,511       20,145        18,435        22,895

   Net cash provided (used) by
      investing activities     (2,112,780)    (834,379)   (2,760,283)     (980,259)

Cash flows from financing
      activities:
  Checks outstanding - net     (1,212,260)    (898,482)        -             -
  Proceeds - operator loans       700,000        -         1,175,000         -
  Debt reduction - long-term     (564,484)    (857,952)   (1,891,452)   (1,294,110)
  Proceeds from collections
      on stock subscriptions      345,673      339,331       791,995       727,370
  Redemption cost of common
      stock                      (266,774)    (165,018)     (608,362)     (274,812)

   Net cash provided (used) by
      financing activities       (997,845)  (1,582,121)     (532,819)     (841,552)

   Net increase (decrease) in
      cash and cash equivalents 1,634,234      915,680    (1,181,019)     (123,873)

Cash and cash equivalents at
      beginning of the period       -            -         2,815,253     1,039,553

Cash and cash equivalents at
      end of the period         1,634,234      915,680     1,634,234       915,680

         See accompanying notes to unaudited financial information.



                 Piggly Wiggly Alabama Distributing Co., Inc.

                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                 Thirteen Weeks Ended    Twenty-six Weeks Ended
                                 January 27 January 28   January 27  January 28
                                    1995        1994        1995        1994

Reconciliation of net income
  to net cash provided by
  operating activities:

Net income                       $  66,000  $   68,500   $  130,000  $  137,000
Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
Depreciation & amortization        522,765     509,637    1,053,634   1,000,462
(Gain) Loss on sale of property,
   plant & equipment              (253,290)     35,316     (258,385)     36,045
Changes in assets and liabilities:
   (Increase) decrease in trade
       receivables                 864,045     137,040      (97,710) (1,671,248)
   (Increase) decrease in
       inventories               3,349,465     605,846     (763,740) (2,088,287)
   (Increase) decrease in
       prepaid expense             270,428     123,745      (57,657)   (233,120)
   (Increase) decrease in deferred
       tax assets                    -               1        -        (162,713)
    Increase (decrease) in
       accounts payable and
       accrued expenses         (1,589,592)    993,180     (392,289)  2,933,753
    Increase in accrued income
      taxes payable                 34,000      31,500       54,150      51,745
   (Decrease) in deferred patronage
      dividends payable          1,513,020     873,393    2,472,044   1,734,964
    Increase in deferred compensa-
      tion payable                 (31,982)    (30,685)     (27,964)    (25,370)
    Increase in deferred income
      taxes payable                  -         (15,293)       -         (15,293)



Net cash (used) by
  operating activities          $4,744,859  $3,332,180   $2,112,083  $1,697,938



        See accompanying notes to unaudited financial information.



                  Notes to Quarterly Financial Statements
                               (UNAUDITED)

                   January 17, 1995 and January 28, 1994

1. Primary earnings per common share and common share equivalent were computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. Fully diluted earnings per common share and common share equivalents were computed as above, except that the issue of common shares under subscription is assumed to take place at the beginning of the fiscal year when the result is dilutive.

2. In the opinion of management all adjustments have been made which are necessary to reflect a fair statement of the results of operations of the interim periods. These adjustments were of a normal recurring nature and there were no unusual or nonrecurring adjustments necessary.

The accounting policies followed by the Company are set forth in note 1 of the Company's financial statements in the Form 10-K report for the year ended July 29, 1994 which is incorporated by reference.

3. The results of operations for the twenty-six weeks ended January 27, 1995 and January 28, 1994 are not necessarily indicative of the results to be expected for the full year.

4. Bad debts are charged to expense when deemed uncollectible under the specific write-off method, which approximates the amount of bad debts had the
reserve method been used.  These statements include no bad debt expense.   Bad
debts have not exceeded 0.01% of sales in any year in the last 5 years.

5. Property held for sale or lease is valued at the lower of cost or net realizable value; currently that is cost.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources - During the quarters presented, cash was provided by operating activities. During the fiscal 1995 quarters, this was
primarily due to increases in deferred patronage dividends.   During the
fiscal 1994 quarters, this was primarily due to increase in accounts payable and deferred patronage dividends.

During the 1995 quarters, the payments for construction of the warehouse expansion ($3,675,000) resulted in the use of cash by investing activities. Included in the the second quarter of 1994 is the replacement of 8 tractors in the capital lease and the addition of 3 tractors to the lease. This transaction totaled approximately $700,000.

During the quarters ended January 27, 1995 and January 28, 1994, cash was used in financing activities to retire long-term debt. In the second quarter of 1994, Patronage Dividend notes due in 1998 and 1999 were paid. This transaction amounted to approximately $985,000. These payments were made in order to save interest costs. In the first quarter of fiscal 1995, an extra payment of $750,000 was made on the long-term debt. This payment was made under the provisions of the new loan agreement for this debt without prepayment penalty. During the 1995 quarters, $1,175,000 was borrowed from the operators at 80% of the prime rate. These loans are due on demand. Other sources and uses of cash in financing activities were the routine sale of stock and reduction in long-term debt.

Operating Results - During the twenty-six weeks ended January 27, 1995 compared to the twenty-six weeks ended January 28, 1994, sales increased 9.9% ($18,153,000) and gross profits increased 12.0% ($484,000). Gross profits increased at a greater rate than sales due to increases in other operating income ($687,000), primarily the gain on the early cancelation of the operating lease on the tractors and increases in advertising rebates earned by the warehouse. Operating expenses increased 11.0% ($1,047,000) due to increases in costs of labor resulting from improvements in output quality by the shipping departments and reduced efficiency due to crowded conditions in
the warehouse.   Due to the above mentioned changes, operating income
increased 15.4% ($472,000) and, combined with a 42.5% ($266,000) decrease in interest expense due to long-term debt reduction, resulted in a 42.5% ($738,000) increase in patronage dividends for the period.

These trends were also reflected in the thriteen weeks ended January 27, 1995.


PART II. OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K

          (a) Exhibits - None

          (b) Reports of Form 8-K - There were no reports on form
              8-K for the twenty-six weeks ended January 27, 1995.



                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                      PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
                                  (Registrant)


Dated: 3/7/95
                         D.T. Stewart, President and Chief
                         Executive Officer

Dated: 3/7/95
                         Bobby L. Martin, Vice-President of
                         Finance and Controller