Form 10-Q
period 1995-04-28
PIGGLY WIGGLY ALABAMA DISTRIBUTING CO INC
filed 1995-06-06
CIK 766592

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20049




                                    Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 28, 1995           Commission File Number 33-19645


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

Indicate the number of shares outstanding of each for the issuer's class of common stock, as of the latest practical date.

      Class                  Outstanding at April 28, 1995
      Common                               72,177


                  PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.


                                      INDEX



Part 1. Financial Information

     Balance Sheets - April 28, 1995 and July 29, 1994             3-4

     Statements of Income - Thirteen weeks and thirty-nine
        weeks ended April 28, 1995 and April 29, 1994                5

     Statements of Stockholders' Equity - Thirteen weeks
              and twenty-six weeks ended April 28, 1995 and
              April 29, 1994                                         6

     Statements of Cash Flows - Thirty-nine weeks ended
              April 28, 1995 and April 29, 1994                    7-8

     Notes to Financial Statements                                   9

     Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                   10

Part II. OTHER INFORMATION                                          11



                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                April 28, 1995
Piggly Wiggly Alabama Distributing Co., Inc.                 and July 29, 1994



    Assets                                       April             July


Current assets
   Cash                                       $    -0-         $ 2,815,253
   Short-term investments                         104,247        1,142,228
   Receivables
         Trade accounts                        10,125,748        9,152,077
         Other                                    152,797          315,851
   Inventories                                 20,344,869       18,495,239
   Prepaid expenses                               132,018          196,561
   Advanced taxes                                 107,200          107,200
                                              -----------      -----------
         Total current assets                  30,966,879       32,224,409

Deferred accounts receivable                    1,343,093        1,471,353

Property, plant and equipment, at cost
   net of accumulated depreciation of
   $10,040,014 (1994, $9,016,911)              17,023,127       17,710,689

Leased property under capital leases,
   net of amortization of $349,639
   (1994, $1,793,634)                           2,960,657        1,110,882

Other assets
   Unamortized loan costs                         465,833          325,815
   Property held for sale or lease              1,397,503        1,412,472
   Construction in progress                     7,810,129            -
                                              -----------      -----------
         Total Assets                         $61,967,221      $54,255,620


           See accompanying notes to unaudited financial information.



                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                April 28, 1995
Piggly Wiggly Alabama Distributing Co., Inc.                 and July 29, 1994



   Liabilities and Stockholders' Equity           April            July


Current liabilities
   Checks outstanding - net                  $    475,744           -0-
   Notes payable - operators                    2,845,000      $   100,000
   Current installments on long-term
         debt                                   3,963,241        1,970,536
   Accounts payable - trade                    14,632,689       14,265,082
   Accrued income taxes                           102,000           15,850
   Accrued expenses                               721,019          887,096
   Accrued patronage dividend                   1,916,157        1,909,272
                                              -----------      -----------
         Total current liabilities             24,655,850       19,147,836

Long-term debt, excluding current
installments
   Notes payable                               10,235,729       12,054,862
   Capitalized lease obligations                2,556,432          900,242
   Patronage notes                              8,470,711        6,748,758
   Deferred compensation                          159,163          184,513
   Deferred income taxes                          291,200          291,200
                                              -----------      -----------
         Total long-term debt                  21,713,235       20,179,575
                                              -----------      -----------
         Total liabilities                    $46,369,085      $39,327,411


Stockholders' equity
   Common stock of $.01 par value
         per share, authorized 200,000
         shares, issued 72,177
         (1994, 68,999) shares                $       722      $       690
   Additional paid-in capital                  13,011,012       12,213,162
   Common stock purchase deposits                 829,361        1,031,944
   Retained earnings                            1,757,041        1,682,413
                                              -----------      -----------
         Total stockholders' equity           $15,598,136      $14,928,209
                                              -----------      -----------
         Total liabilities and stock-
         holders' equity                      $61,967,221      $54,255,620


            See accompanying notes to unaudited financial information.



               Piggly Wiggly Alabama Distributing Co., Inc.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                              Thirteen Weeks Ended    Thirty-nine Weeks Ended
                              April 28,  April 29,    April 28,    April 29,
                               1995       1994         1995         1994

Sales                      98,894,843   92,655,840   299,738,691  275,346,225
Cost of sales              93,952,893   87,579,613   284,803,135  260,760,773
                           ----------   ----------   -----------  -----------
Gross profit on sales       4,941,950    5,076,227    14,935,556   14,585,452

Purchase discounts          1,442,542    1,395,976     4,462,168    4,068,279
Other operating income        708,485      359,420     1,838,293      802,137
                           ----------   ----------   -----------  -----------
Gross profit                7,092,977    6,831,623    21,236,017   19,455,868

Depreciation & amortization   526,772      531,360     1,580,406    1,531,822
Other operating expenses    4,576,960    4,152,977    14,130,659   12,712,661
                           ----------   ----------   -----------  -----------
Total operating expenses    5,103,732    4,684,337    15,711,065   14,244,483

Operating income            1,989,245    2,147,286     5,524,952    5,211,385

Interest expense              529,471      357,804     1,392,637    1,486,939

Patronage dividends         1,359,774    1,689,482     3,832,315    3,424,446
                           ----------   ----------   -----------  -----------
Income before income
  taxes                       100,000      100,000       300,000      300,000

Provision for income
  taxes                        32,000       38,000       102,000      101,000
                           ----------    ---------   -----------  -----------
Net income                     68,000       62,000       198,000      199,000



Earnings per common share
  and common share equivalent $ 0.89        $ 0.99        $ 2.64       $ 2.93
                              ------        ------        ------       ------
Earnings per common share
  and common share equivalent -
  assuming full dilution      $ 0.89        $ 0.99        $ 2.64       $ 2.93
                              ------        ------        ------       ------


          See accompanying notes to unaudited financial information.



                 Piggly Wiggly Alabama Distributing Co., Inc.

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)

                              Thirteen Weeks Ended   Thirty-nine Weeks Ended
                              April 28,  April 29,    April 28,    April 29,
                                1995       1994         1995        1994

Common Stock

Beginning balance        $       721  $       687  $       690  $       655
  New issues                       4            9           63           54
  Redemptions                     (3)         (15)         (31)         (28)
                         -----------  -----------  -----------  -----------
Ending balance           $       722  $       681  $       722  $       681


Additional Paid-in
 Capital

Beginning balance        $12,986,603  $12,113,563  $12,213,162  $11,353,721
  Premiums received           87,877      191,263    1,350,279    1,147,971
  Refund of premiums
   upon  redemption          (63,468)    (290,405)    (552,429)    (487,271)
                         -----------  -----------  -----------  -----------
Ending balance           $13,011,012  $12,014,421  $13,011,012  $12,014,421

Common Stock
 Purchase Deposits

Beginning balance        $   561,478  $   542,710  $ 1,031,944  $   772,093
  Cash collections           355,764      399,204    1,147,759    1,126,574
  Stock issued               (87,881)    (191,272)  (1,350,342)  (1,148,025)
                         -----------  -----------  -----------  -----------
Ending balance           $   829,361  $   750,642  $   829,361  $   750,642

Retained Earnings

Beginning balance        $ 1,693,040  $ 1,609,851  $ 1,682,413  $ 1,550,784
  Net income                  68,000       62,000      198,000      199,000
  Excess of stock
   redemption price
   over purchase price        (3,999)     (45,503)    (123,372)    (123,436)
                         -----------  -----------  -----------  -----------
Ending balance           $ 1,757,041  $ 1,626,348  $ 1,757,041  $ 1,626,348


Total Stockholders'
  equity                 $15,598,136  $14,392,092  $15,598,136  $14,392,092


             See accompanying notes to unaudited financial information.



                    Piggly Wiggly Alabama Distributing Co., Inc.
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    Thirty-nine Weeks Ended
                                                   April 28,       April 29,
                                                     1995            1994

Cash flows from operating activities:
  Received from customers                         298,770,017     274,659,833
  Paid for cost of sales
       & inventories                             (281,976,945)   (257,728,880)
  Paid to other
       suppliers & employees                      (14,078,818)    (12,608,508)
  Paid for patronage dividends                     (1,909,272)     (1,023,229)
  Interest received                                   232,020         203,661
  Interest paid                                    (1,416,003)     (1,343,223)
  Income taxes paid                                   (15,850)       (189,182)
  Miscellaneous income received                     1,302,784         593,504
                                                 ------------     -----------
  Net cash provided by
       operating activities                           907,933       2,563,976

Cash flows from investing activities:
  Purchase of equipment                              (370,933)     (1,296,408)
  Loan costs                                         (192,523)         -0-
  New lease                                        (2,607,880)         -0-
  Construction in progress                         (7,810,129)         -0-
  Notes receivable - net                              291,314         152,005
  Decrease in short-term
       investments                                  1,037,981          -0-
  Proceeds - sale of property                          18,435          12,045
                                                 ------------     -----------
  Net cash (used) by
       investing activities                        (9,633,735)     (1,132,358)

Cash flows from financing activities:
  Checks outstanding - net                            475,744          -0-
  Proceeds - operator loans                         2,745,000          -0-
  Lease payments                                     (440,967)        702,714
  New capital lease                                 2,607,880          -0-
  Bank loan                                         2,000,000          -0-
  Debt reduction - long-term                       (1,949,035)     (2,594,972)
  Proceeds from collections
       on stock subscriptions                       1,147,759       1,126,574
  Redemption cost of common stock                    (675,832)       (610,735)
                                                 ------------    ------------
  Net cash provided (used) by
       financing activities                         5,910,549      (1,376,419)
  Net increase (decrease) in
       cash and cash equivalents                   (2,815,253)         55,199

Cash and cash equivalents at
       beginning of the period                      2,815,253       1,039,553
                                                 ------------    ------------
Cash and cash equivalents at
       end of the period                               -0-          1,094,752


        See accompanying notes to unaudited financial information.




               Piggly Wiggly Alabama Distributing Co., Inc.

                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                    Thirty-nine Weeks Ended
                                                    April 28,      April 29,
                                                      1995           1994

Reconciliation of net income
  to net cash provided by
  operating activities:

Net income                                           198,000         199,000
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
Depreciation & amortization                        1,580,406       1,531,822
Gain on sale of property,
  plant & equipment                                 (298,492)        (12,045)
Changes in assets and liabilities:
   Increase in trade receivables                    (973,671)       (679,319)
   Increase in inventories                        (1,849,630)     (5,149,940)
  (Increase) decrease in
       prepaid expense                                64,543         (92,293)
   Increase in accounts payable
        and accrued expenses                         201,530       4,473,772
   Increase in accrued income
       taxes payable                                  86,150          89,745
   Increase in accrued patronage
       dividends payable                               6,885         688,994
   Increase in deferred patronage
       dividends                                   1,916,158       1,712,223
   Decrease in deferred compensa-
       tion payable                                  (23,946)        (20,056)
   Decrease in deferred income
       taxes payable                                   -0-          (177,927)
                                                  ----------      ----------
Net cash provided by
  operating activities                               907,933       2,563,976


        See accompanying notes to unaudited financial information.



                  Notes to Quarterly Financial Statements
                           (UNAUDITED)

                April 28, 1995 and April 29, 1994

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

3.  The results of operations for the thirty-nine weeks ended
    April 28, 1995 and April 29, 1994 are not necessarily indicative of the results to be expected for the full year.

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

During the 1995 quarters, the payments for construction of the warehouse expansion ($7,810,129) resulted in the use of cash by investing activities. Included in the third quarter of 1995 is the replacement of 38 tractors in the capital lease. This transaction totaled approximately $2,600,000.

During the quarters ended April 28, 1995 and April 29, 1994, cash was used in financing activities to retire long-term debt. In the third quarter of 1995, a draw on the bank loan of $2,000,000 was made in order to finance the construction in progress. In the first quarter of fiscal 1995, an extra payment of $750,000 was made on the long-term debt. This payment was made under the provisions of the new loan agreement for this debt without prepayment penalty. During the 1995 quarters, $2,745,000 was borrowed from the operators at 80% of the prime rate. These loans are due on demand. Other sources and uses of cash in financing activities were the routine sale of stock and reduction in long-term debt.

Operating Results - During the thirty-nine weeks ended April 28, 1995 compared to the thirty-nine weeks ended April 29, 1994, sales increased 8.8% ($24,392,000) and gross profits increased 9.1% ($1,780,000). Gross profits increased at a greater rate than sales due to increases in other operating income ($1,036,000), primarily the gain on the early cancellation of the operating lease on the tractors and increases in advertising rebates earned by the warehouse. Operating expenses increased 10.3% ($1,467,000) due to increases in costs of labor resulting from improvements in output quality by the shipping departments and reduced efficiency due to crowded conditions in the
warehouse.   Due to the above mentioned changes, operating income
increased 6.0% ($314,000) and, combined with a 6.3% ($94,000)
decrease in interest expense due to long-term debt reduction, resulted in a 11.9% ($408,000) increase in patronage dividends for the period.

These trends were also reflected in the thirteen weeks ended
April 28, 1995.



                  PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits - None

        (b) Reports of Form 8-K - There were no reports on form
            8-K for the thirty-nine weeks ended April 28, 1995.



                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                   PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
                                  (Registrant)


Dated:

                         D.T. Stewart, President and Chief
                         Executive Officer

Dated:

                         Bobby L. Martin, Vice-President of
                         Finance and Controller