Form 10-K
period 1995-07-28
PIGGLY WIGGLY ALABAMA DISTRIBUTING CO INC
filed 1995-10-26
CIK 766592

<NOTE>

                FEE PAID VIA FEDWIRE

</NOTE>



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark one)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended July 28, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 33-19645

          PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.

     (Exact Name of Registrant as Specified in its Charter)


               ALABAMA                           63-0393676

     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

 2400 J. Terrell Wooten Drive, Bessemer, Alabama        35020

   (Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code (205) 481-2300

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                              None

   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     YES X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 for Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.      [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of July 28, 1995.

               Common Stock, Par Value $0.01 -- $12,685,730

     Indicate the number of shares outstanding of each of the Registrant's Classes of Common Stock, as of July 28, 1995.

       Class                         Outstanding at July 28, 1995

Common Stock, Par Value $0.01                    73,236

                        TABLE OF CONTENTS

                 FORM 10-K ANNUAL REPORT - 1995

          PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.


PART I

     Item  1.  Business.............................................   3
     Item  2.  Properties...........................................   5
     Item  3.  Legal Proceedings....................................   5
     Item  4.  Submission of Matters to a Vote of
               Security Holders.....................................   6

PART II

     Item  5.  Market for Registrant's Common Stock
               and Related Stockholder Matters......................   6
     Item  6.  Selected Financial Data..............................   6
     Item  7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................   8
     Item  8.  Financial Statements and Supplementary Data..........  10
     Item  9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..................  30

PART III

     Item 10.  Directors and Executive Officers of the
               Registrant...........................................  30
     Item 11.  Executive Compensation...............................  33
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management................................  34

     Item 13.  Certain Relationships and Related Transactions.......  35

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K..................................  36

                             PART I

                       ITEM 1 - BUSINESS

     The Company was incorporated under the laws of the State of Delaware on September 18, 1958, under the name of Piggly Wiggly Alabama Distributing Company, Inc. On September 26, 1979, it was reorganized as an Alabama corporation under the name of Piggly Wiggly Alabama Distributing Co., Inc. (the "Company"). The Company has its principal place of business at 2400 J. Terrell Wooten Drive, Bessemer, Alabama. During the past five years, the Company has steadily grown, increasing sales from $333,106,000 in 1992 to $402,682,000 in 1995. The number of grocery stores serviced by the Company has expanded from 168 in 1990 to 214 in 1995.


Business Objective

     The Company was organized and is being operated for the purpose of providing grocery warehousing and distribution facilities for its stockholders who are retail grocery operators in parts of Alabama, Tennessee, Georgia, Mississippi, Florida and North Carolina. While it is the hope and continued intention of the management of the Company that the Company operate with a reasonable profit, the primary objective of the Company is to provide groceries, food products and related items and services at low cost to its stockholders so that they may effectively meet competition in their retail grocery market. Under the circumstances, the intention that the Company operate with a reasonable profit is subordinate to its primary objective, which might result in a less profitable operation than would be the case in the event there was no connection between the Company as a supplier and its stockholders as customers.

Distribution

     The Company operates wholesale grocery warehouse and distribution facilities in Bessemer, Alabama. From its warehouse and distribution facilities, the Company distributes grocery products, including dry groceries, meats, produce, frozen foods, dairy products, health and beauty aids, tobacco products and other related items and provides services to retail grocery stores operated under franchise issued by the Piggly Wiggly Corporation and to non-franchised retail grocery stores generally located within a 250-mile radius from the Company's warehouse facilities in Bessemer, Alabama. The Company purchases its grocery products from approximately 1,200 food and related product vendors. The percentage of total sales produced by the various departments of the Company during the last three years is reflected in the following table:

                                            1995    1994    1993

     Dry Groceries.......................    51%     50%     49%
     Meats...............................    20%     21%     22%
     Produce.............................     5%      5%      5%
     Dairy Products......................     9%      9%      9%
     Tobacco Products....................     6%      6%      7%
     Frozen Foods........................     4%      4%      4%
     Health & Beauty Aids................     3%      3%      3%
     Deli................................     2%      2%      1%

                                            100%    100%    100%

     The Company's sales territory consists of parts of Alabama, Tennessee, Georgia, Mississippi, Florida, and North Carolina. As of September 30, 1995, the Company distributed to and serviced 214 retail grocery stores. For comparison with sales and operating profit from previous years, see "Financial Statements."

     The Company's inventory turns over approximately once in a 3 week period. Although retail grocery store operators have a right to return merchandise, the actual percentage of returned merchandise in the past five years has been negligible. Deliveries of merchandise are made to the operators by the Company within two days from the date an order is placed by a fleet of 52 tractors leased by the company and 109 trailers owned by the Company. The Company's handling of inventory is consistent with the practice of the wholesale grocery warehouse industry. All store operators who purchase from the Company are invoiced for the merchandise at the time of delivery. Unpaid invoices are reflected in weekly statements sent to operators which are to be paid within one (1) week.

     The Company is not dependent upon any single customer, the loss of which would have a material adverse effect on its business. The Company's largest customer accounts for less than six percent of the Company's sales.

Patronage Dividends

     The Company has a policy approved by the stockholders by which a patronage dividend is to be accrued to each member-stockholder from profits exceeding $400,000 from sales to member-stockholders of the Company. The amount of the patronage dividend which is accrued to each member-stockholder is the proportion that the sales from the Company to each member-stockholder bear to the total sales of the Company to all member-stockholders. The patronage dividends accrued for the past five years are as follows:

        Year                      Patronage Dividend

        1991.....................     $2,022,716
        1992.....................     $2,839,541
        1993.....................     $2,046,458
        1994.....................     $3,818,545
        1995.....................     $4,037,012

     The Company's By-laws provide that patronage dividends shall be paid eight and one-half months after year ends and 50% in promissory notes issued by the Company. These notes bear interest at an annual rate of 7.5%. Interest only is paid quarterly and the notes mature 10 years after issuance and are callable by the Company at any time. Pursuant to the loan agreement with Compass Bank described in "Properties" below, this method of payment may not be changed during the term of the loan, without prior consent of Compass Bank.

      With permission from Compass Bank, the 1986, 1987, and 1988 patronage dividend notes have been redeemed ahead of schedule.

Competition

     The wholesale food distribution business in which the Company operates is a highly competitive market. The Company competes favorably with regional and national wholesales grocery distributors as well as representatives of individual manufacturing concerns who sell directly to store operators. There are generally at least two regional or national distributors in any given geographical area with whom the Company competes. Because the sales volume of its competitors for these markets is not known, the Company is unable to determine accurately its exact rank in the market. The Company believes that price, credit terms, patronage dividends, rebates, breadth of selection and services offered in conjunction with the grocery goods and products are factors in influencing the retail grocery store operator's selection of a wholesale distributor. The Company has been successful in utilizing a combination of these factors to achieve its steady rate of growth.

Employees

     As of July 28, 1995, the Company had approximately 458 employees, of whom 294 are affiliated with the Teamsters
International Local Union No. 612. The Company enjoys excellent working relations with its employees.

Connection With Piggly Wiggly Corporation

     On June 20, 1984, the Company and Piggly Wiggly Corporation entered into a Stock Purchase and Distributor's Agreement whereby the Company granted Piggly Wiggly Corporation a first right of refusal for the purchase of the Company and Piggly Wiggly Corporation authorized the Company to act as a distributor of Piggly Wiggly products and to use Piggly Wiggly trademarks, service marks, copyright, trade names and logos. The Company shall have such rights unless and until it defaults under the terms and conditions of the Stock Purchase and Distributor's Agreement. As of the date hereof, no such default has occurred.

     Piggly Wiggly Corporation holds no ownership interest in the Company and the Company is totally owned by its member-stockholders.

Recent Developments

     The Board of Directors approved a plan of expansion in April 1994. Site work on the expansion began in September 1994 with approximately 130,000 square feet of additional dry grocery space completed during the fiscal year ended July 28, 1995 at a cost of approximately $6,335,000. An additional 80,000 square feet of new freezer space was under construction at fiscal year end with and accumulated cost of approximately $5,926,400. The new freezer space was placed in service in September 1995.

                       ITEM 2 - PROPERTIES

     In May, 1988, the Company completed construction and occupied its office, warehouse and distribution facility on approximately 36 acres in Bessemer, Alabama. The original warehouse consists of approximately 289,000 square feet of dry goods storage area, 115,290 square feet of perishable and frozen foods storage and 27,000 square feet of general office space. The cost of the facility was approximately $20 million. In May of 1995, the Company completed construction and occupied an additional 130,000 square feet of dry grocery space. The addition cost approximately $6,335,000. An additional 80,000 square feet of freezer space was completed and placed in service in September of 1995 at a cost of approximately $5,926,400. The Company also owns an additional
210 acres at the Bessemer site which is being held by the Company for future development and/or sale.

     The office, warehouse and distribution facility, built in 1988, was financed with Industrial Development Bonds issued by the Industrial Development Board of the City of Bessemer, Alabama. The Bonds were sold on May 27, 1987. The transaction has the form of a lease; however, the economic substance of the lease is that the Company financed the construction through the lease, and accordingly, the property and the accompanying debt is recorded in the Company's assets and liabilities. The lease contains a bargain purchase option and expires or is cancelable at the debt repayment date.
The lease provides for minimum lease payments sufficient to cover the debt service and related expenses. The bonds were purchased by Compass Bank. The original bond indenture had an interest rate of 9.625% until May 1, 1997, at which time the rate was scheduled to become variable at 3% above the six month treasury bill index. In September 1994, the indenture was amended to bear interest at a fixed rate of 8.625%. The amendment allows the Company to prepay up to $750,000 of principal each year without penalty. There is a formula redemption fee for prepayments in excess of $750,000 annually prior to April 1, 2002. The loan agreement gives the bond purchaser a security interest in all the assets of the Company, except inventory, and places certain restrictions and performance requirements on the Company for the period of the loan. These restrictions include a limit of 50% of the patronage dividend being paid in cash and limits the amount of capital expenditures and additional debt which may be incurred by the Company.

     The Company was in substantial compliance with all requirements of the loan at July 28, 1995 and as of the date of this report.

     Financing arrangements for the expansion have been negotiated with Compass Bank whereby $10,000,000 is available under a three year revolving line of credit at the bank's prime rate or 175 basis points over LIBOR, whichever is lower. The line will decline $1,000,000 per year for three years and is expected to be renegotiated prior to maturity.

                   ITEM 3 - LEGAL PROCEEDINGS

     There are no material legal proceedings against the Company or its subsidiaries other than ordinary routine litigation incidental to the business of the Company and its subsidiaries.

                ITEM 4 - SUBMISSION OF MATTERS TO
                         A VOTE OF SECURITY HOLDERS

Not Applicable

                             PART II

         ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

     Because stock ownership is limited to approved retail grocery store operators, there is no established public trading market for the Common Stock of the Company.

     As of September 30, 1995, there were approximately 180 record holders of Common Stock.

     The Company is authorized to declare and pay regular dividends on Common Stock, but none have been declared or paid, nor is it anticipated that any will be paid as long as net profits of the Company in excess of the approved retainage (which is currently $400,000 per year) are distributed to member-stockholders through patronage dividends.

                ITEM 6 - SELECTED FINANCIAL DATA

     The following sets forth selected financial information of Piggly Wiggly Alabama Distributing Co., Inc. and Subsidiaries for the five fiscal periods ended July 28, 1995. The material should be read in conjunction with the consolidated financial statements and related notes with respect to the three fiscal periods ended July 28, 1995.


                                    (Dollar Amounts in thousands, except for per share data)

                                   July 28,     July 29,    July 30,     July 31,     July 26,
                                     1995         1994        1993         1992         1991

OPERATIONS
Net Sales......................    $402,682     $372,223    $353,027     $351,212     $342,402
Cost of Sales..................     383,008      353,576     333,476      328,716      323,138

  Gross Profit on sales........      19,674       18,647      19,551       22,496       19,264
Purchase discounts.............       5,987        5,502       5,143        5,060        4,861
Other operating income.........       1,900        2,081       1,144        1,321        1,593

  Gross Profit.................      27,561       26,230      25,838       28,877       25,718
Selling, general and
  administrative expenses......      19,431       18,059      19,297       21,196       19,111
Depreciation and amortization..       2,199        2,004       1,992        2,124        1,876

  Operating income.............       5,931        6,167       4,549        5,557        4,731
Interest expense...............       1,494        1,949       2,103        2,318        2,308

  Income before patronage
    dividends..................       4,437        4,218       2,446        3,239        2,423
Patronage Dividends............       4,037        3,818       2,046        2,839        2,023

  Income before income
    taxes......................         400          400         400          400          400
Income taxes...................         146          145         126          124          136

Net income.....................     $   254     $    255     $   274     $    276     $    264



SUMMARY INCOME STATEMENT DATA:

                               (Dollar Amounts in thousands, except for per share data)

                                               Fiscal Periods Ending

                            July 28,     July 29,     July 30,    July 31,     July 26,
                              1995         1994         1993        1992         1991

Total Sales                 $402,682     $372,223     $353,027    $351,212     $342,402

Patronage dividends         $  4,037     $  3,818     $  2,046    $  2,839     $  2,023

Net Income                  $    254     $    255     $    274    $    276     $    264
Earnings per common
 share and common
 share equivalent
 Primary                    $   3.35     $   3.58     $   4.10    $   4.21     $   4.06

 Fully diluted              $   3.35     $   3.58     $   4.10    $   4.21     $   4.06



SUMMARY BALANCE SHEET DATA:

                           July 28,    July 29,    July 30,
                             1995        1994        1993

Total Assets               $63,874     $54,255     $50,163

Total Liabilities          $47,804     $39,327     $36,486

Total Equity               $16,073     $14,928     $13,677


        ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

     The Company's sales increased 8.2% in 1995, 5.4% in 1994 and
2.4% in 1993. The increases were the result of additional stores added to the customer base.

     Gross profit as a percent of sales was 6.8% in 1995, 7.0% in 1994 and 7.3% in 1993, while operating expenses as a percent of sales were 5.4% in 1995 and 1994, and 6.0% in 1993.

     Operating expenses increased 7.8% in 1995 and decreased
5.8% in 1994 and 7.0% in 1993. The 1995 increase was due largely to the increase in labor costs. The 1994 and 1993 net decreases in operating expenses were due to the reduction of operating expenses at the subsidiary level (they were zero in 1994). Operating expenses at the wholesale level increased 6.2% in 1994 and 6.3% during 1993. These increases were due largely to increases in employment related expenses. For the fiscal years 1995, 1994 and 1993 employment related expenses averaged 62% of total operating expenses and 3.3% of sales. These expenses increased 12.4% in 1995, 7.1% in 1994 and 9.0% in 1993. These
increases were due to increases in retail services to member customers, the cost of health insurance and other employee benefits, and increases in sales volume.

     Operating income decreased 3.8% in 1995, increased 35.5% in 1994 and decreased 16.6% in 1993. The 1995 decrease was due to the decline in gross profit and miscellaneous income. The 1994 increase was due to increased sales volume, stabilization of expenses as a percent of sales and the end of the operation of the retail subsidiary in 1993. The 1993 changes were due to the increase in operating expenses discussed above.

     The financial expenses of the Company have declined by 23% in 1995. This decline was due to the reduction in long-term debt.
The warehouse facility debt is being reduced on schedule, and an additional payment of $750,000 was made on the debt in May 1994 and August 1994. The perishable warehouse mortgage of $399,000 was paid in January 1993, the patronage dividend notes of $1,072,000 due in 1997 were paid in January 1993, and the patronage dividend notes of $985,205 due in 1998 and 1999 were paid in December 1993. The financial expenses will increase as the debt required for the warehouse expansion begins in 1996.

     Because all income in excess of $400,000 is returned to the member-stockholders as a patronage dividend, once net income has reached the $400,000 level, it does not change with overall profitability.

     The patronage dividend was 1.00% of sales in 1995, 1.03% of sales in 1994 and 0.58% of sales in 1993.


Liquidity and Capital Resources

     The Company's liquidity need relate primarily to (1) working capital to support increased levels of inventories and receivables, and (2) funding of capital expenditures. In recent years, the Company has met these needs in a number of ways. The construction of the new warehouse and operating facility was funded with long-term debt. The portion of capital expenditures for replacement and additional delivery vehicles are funded through capital leases. Other capital expenditures have been funded from cash generated by operations and from member-stockholders' equalization purchases of Common Stock (each member store is required to own stock equal in value to 125% of its average weekly retail sales), except for occasional short-term borrowing to match cash flow needs. During the last three years such short-term borrowings have not been necessary. The Company does not experience significant seasonal fluctuations in demand for working capital.

     It is management's belief that the items in the balance sheet which most clearly reflect the Company's liquidity condition are the merchandise inventories, trade accounts receivable and accounts payable. Merchandise inventories turn approximately 17 times per year. The majority of trade accounts receivable are paid within 7 days of weekly billing, On the average, all trade accounts receivable are paid within approximately 10 days. The Company pays merchandise vendor payables within the period of discount terms. The average number of days within which accounts payable are paid is approximately 10. The ratio of merchandise inventory plus trade accounts receivable to accounts payable is approximately 2 to 1. The ratio of current assets to current liabilities was 1.1 in 1995,
1.7 in 1994 and 1.8 in 1993.

     The Company's Certificate of Incorporation and By-Laws require that all member-stockholders own Common Stock in the Company equal in value to 125% of their average weekly retail sales. This requirement tends to insure that as sales of the member-stockholder increase at the retail level, the cash equity of the Company will also increase. This increase in cash equity will provide additional liquidity to the Company to help expand its assets, including inventories, to meet the larger retail sales volume of member stores.

     Net additions to property, plant and equipment, other than the construction and equipping of the new warehouse and delivery vehicles financed through capital leases, were funded from cash flow from the Company's operations and from stockholders' equalization. Additions to property, plant and equipment and capital lease property were $9,460,286, $1,449,481, and $710,668 in fiscal years 1995, 1994 and 1993, respectively.

     The Company's debt to equity ratio was 1.3 in 1995, 1.4 in 1994 and 1.6 in 1993.


Inflation

     Inflation has increased many of the Company's costs and expenses in recent years, particularly repairs and maintenance and employment related costs. However, the Company has increased its gross sales volume during the recent years while improving efficiency in distribution and administration. Management estimates that inflation increased expenses during the last three years by 3% annually.


       ITEM 8 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
                  INDEX TO FINANCIAL STATEMENTS

                                                           Page

INDEPENDENT AUDITORS' REPORT                                 1

CONSOLIDATED BALANCE SHEETS - July 28, 1995
     and July 29, 1994                                      2 - 3

CONSOLIDATED STATEMENTS OF INCOME - Years ended
     July 28, 1995, July 29, 1994 and July 30, 1993           4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
     Years ended July 28, 1995, July 29, 1994 and
     July 30, 1993                                            5

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended
     July 28, 1995, July 29, 1994 and July 30, 1993         6 - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     July 28, 1995, July 29, 1994 and July 30, 1993         8 - 23


                      DENT, BAKER & COMPANY
                  Certified Public Accountants

The Board of Directors
Piggly Wiggly Alabama Distributing Co., Inc.
and Subsidiary

                  INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of Piggly Wiggly Alabama Distributing Co., Inc. and Subsidiary as of July 28, 1995 and July 29, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended July 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piggly Wiggly Alabama Distributing Co., Inc. and Subsidiary as of July 28, 1995 and July 29, 1994, and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended July 28, 1995, in conformity with generally accepted accounting principles.


September 29, 1995

                  PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                        July 28, 1995 and July 29, 1994


     ASSETS                                        1995           1994

CURRENT ASSETS
   Cash                                       $      -        $ 2,815,253
   Short-term investments                         110,675       1,142,228
   Receivables
      Trade accounts                           10,426,382       9,152,077
      Other                                       160,494         315,851
         Total receivables                     10,586,876       9,467,928
   Inventories                                 18,219,615      18,495,239
   Prepaid expenses                                54,063         196,561
   Deferred tax asset                               7,700         107,200

      Total current assets                     28,978,929      32,224,409

NOTES RECEIVABLE                                1,273,709       1,471,353

PROPERTY AND EQUIPMENT
   At cost net of accumulated
      depreciation of $10,453,925
      (1994, $9,016,911)                       23,043,157      17,710,689

LEASED PROPERTY UNDER CAPITAL LEASES
   Net of accumulated amortization
      of $504,185 (1994, $1,793,634)            2,806,111       1,110,882

OTHER ASSETS
   Construction-in-process                      5,926,364            -
   Unamortized loan costs                         448,332         325,815
   Property held for sale or lease              1,397,503       1,412,472

      Total other assets                        7,772,199       1,738,287

      TOTAL ASSETS                            $63,874,105     $54,255,620


The Notes to Consolidated Financial Statements are an integral part of these statements.



     LIABILITIES AND STOCKHOLDERS' EQUITY           1995            1994

CURRENT LIABILITIES
   Checks outstanding - net                    $   822,440     $      -
   Notes payable                                 3,115,427         100,000
   Current installments on
      long-term debt                             1,510,259       1,378,220
   Current capital lease obligations               529,585         592,316
   Accounts payable - trade                     16,403,289      14,265,082
   Accrued expenses                              1,933,105         887,096
   Accrued income tax                                 -             15,850
   Accrued patronage dividends                   2,018,506       1,909,272

      Total current liabilities                 26,332,611      19,147,836

LONG-TERM DEBT
   Notes payable - long-term portion            18,676,376      18,988,133
   Capital lease - long-term  obligations        2,420,178         900,242
   Deferred tax liability -
      long-term portion                            372,300         291,200
      Total long-term debt                      21,468,854      20,179,575

      Total liabilities                         47,801,465      39,327,411

STOCKHOLDERS' EQUITY
   Common stock of $.01 par value
      per share, authorized 200,000
      shares issued 73,236 shares
      (1994, 68,999 shares)                            732            690
   Additional paid-in capital                   13,252,912     12,213,162
   Common stock purchase deposits                1,006,262      1,031,944
   Retained earnings                             1,812,734      1,682,413
      Total stockholders' equity                16,072,640     14,928,209

      TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                $63,874,105    $54,255,620


The Notes to Consolidated Financial Statements are an integral part of these statements.


                PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
                               AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
         Years ended July 28, 1995, July 29, 1994 and July 30, 1993

                                  July 28,        July 29,          July 30,
                                    1995            1994              1993

Net sales                       $402,681,846     $372,223,423     $353,027,019
Cost of sales                    383,008,376      353,576,278      333,475,534

      GROSS PROFIT ON SALES       19,673,470       18,647,145       19,551,485

Purchase discounts                 5,986,628        5,501,576        5,142,815
Other operating income             1,900,618        2,081,323        1,143,577

      GROSS PROFIT                27,560,716       26,230,044       25,837,877

Selling, general and
   administrative expenses        19,431,359       18,058,955       19,296,509
Depreciation and amortization      2,198,542        2,003,648        1,991,625

      OPERATING INCOME             5,930,815        6,167,441        4,549,743

Interest expense                   1,493,803        1,948,896        2,103,285

      INCOME BEFORE PATRONAGE
         DIVIDENDS AND INCOME
         TAXES                     4,437,012        4,218,545        2,446,458

Patronage dividends                4,037,012        3,818,545        2,046,458

      INCOME BEFORE INCOME
         TAXES                       400,000          400,000          400,000

Provision for income taxes           146,307          144,935          125,712

      NET INCOME                $    253,693     $    255,065     $    274,288

Earnings per common share
   and common share equivalent
   Primary                      $       3.35     $       3.58     $       4.10
   Fully diluted                $       3.35     $       3.58     $       4.10

The Notes to Consolidated Financial Statements are an integral part of these statements.


                PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
                               AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         Years ended July 28, 1995, July 29, 1994 and July 30, 1993

                                     July 28,        July 29,        July 30,
                                       1995            1994            1993

COMMON STOCK
   Balance, beginning of year      $       690     $       655     $       640
   Add new issues during the
      year                                  74              63              33
   Less redemptions during the
      year                                  32              28              18
   Balance, end of year            $       732     $       690     $       655

ADDITIONAL PAID-IN CAPITAL
   Balance, beginning of year      $12,213,162     $11,353,721     $10,979,009
   Add premiums received on
      common stock                   1,602,378       1,346,787         704,750
   Less refund of premium
      received on common
      stock redeemed                   562,628         487,346         330,038
   Balance, end of year            $13,252,912     $12,213,162     $11,353,721

COMMON STOCK PURCHASE
   DEPOSITS
   Balance, beginning of year      $ 1,031,944     $   722,093     $   360,771
   Add cash collections              1,576,770       1,656,701       1,116,105
   Less fully paid stock
      issued                         1,602,452       1,346,850         704,783
   Balance, end of year            $ 1,006,262     $ 1,031,944     $   772,093

RETAINED EARNINGS
   Balance, beginning of year      $ 1,682,413     $ 1,550,784     $ 1,327,231
   Add net income                      253,693         255,065         274,288
   Less excess of purchase price
      over issue price of stock
      redeemed and cancelled           123,372         123,436          50,735
   Balance, end of year            $ 1,812,734     $ 1,682,413     $ 1,550,784

TOTAL STOCKHOLDERS' EQUITY         $16,072,640     $14,928,209     $13,677,253


The Notes to Consolidated Financial Statements are an integral part of these statements.


                  PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years ended July 28, 1995, July 29, 1994 and July 30, 1993

                                         July 28,          July 29,          July 30,
                                           1995              1994              1993

CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from customers        $ 401,426,825     $ 372,651,848     $ 351,763,657
   Cash paid for cost of sales
      and inventories                   (373,618,915)     (347,967,323)     (327,304,083)
   Cash paid to other suppliers
      and employees                      (19,148,064)      (17,853,589)      (19,284,724)
   Cash paid for patronage dividends      (1,909,271)       (1,023,230)       (1,606,313)
   Interest received                         299,488           240,127           198,632
   Interest paid                          (1,601,379)       (1,806,249)       (2,103,680)
   Income taxes paid                         (15,850)         (163,241)         (253,890)
   Miscellaneous income received           1,311,533         1,613,363           956,629

      NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES              6,744,367         5,691,706         2,366,228

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment
      and capital lease equipment         (9,054,115)       (1,449,481)         (710,668)
   Construction-in-process                (5,926,364)             -                 -
   Proceeds from sale of property
      and equipment                           24,935           806,023           968,814
   (Increase) decrease in notes
      receivable                             353,000           (34,340)       (1,422,821)
   (Increase) decrease to
      short-term investments               1,031,553        (1,142,228)             -

      NET CASH PROVIDED (USED) BY
         INVESTING ACTIVITIES            (13,570,991)       (1,820,026)       (1,164,675)

CASH FLOWS FROM FINANCING ACTIVITIES
   Checks outstanding - net                  822,440              -                 -
   Proceeds from short-term debt           3,015,427              -                 -
   Proceeds from long-term debt            2,607,880           702,416              -
   Debt reduction
      Long-term                           (3,325,114)       (2,650,012)       (1,990,249)
   Collections on common stock
      subscriptions                         1,576,770        1,606,701         1,116,105
   Redemption cost - common stock            (686,032)        (610,810)         (380,791)
   Cash paid for early redemption of
      patronage dividend notes                    -         (1,144,275)       (1,072,282)

      NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                4,011,371      (2,095,980)       (2,327,217)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                         (2,815,253)      1,775,700        (1,125,664)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                         2,815,253       1,039,553         2,165,217

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                           $        -       $   2,815,253     $  1,039,553

The Notes to Consolidated Financial Statements are an integral part of these statements.


                   PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
                                  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
           Years ended July 28, 1995, July 29, 1994 and July 30, 1993

                                           July 28,      July 29,      July 30,
                                             1995          1994          1993

RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
   Net income                                $  253,693      $  255,065      $  274,288
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization of
         capital lease property               2,128,535       2,003,648       1,906,194
      Amortization                               70,006          42,359          55,415
      (Gain) loss on sale of property
         and equipment                         (304,606)       (183,477)          4,251
      Changes in assets and liabilities:
         (Increase) decrease in trade
             receivables                     (1,274,305)        384,069      (1,255,929)
         (Increase) decrease in inventories     275,624      (2,737,198)      1,933,714
         (Increase) decrease in prepaid
             expenses                           142,498          28,034          68,177
         (Increase) decrease in deferred
             tax asset                           99,500         (34,121)        (73,079)
         (Increase) decrease in prepaid
            income tax                             -               -           (121,514)
         Increase (decrease) in accounts
            payable and accrued expenses      3,184,216       3,136,938        (953,108)
         Increase (decrease) in accrued
            patronage dividends                 109,234         886,043        (396,542)
         Increase (decrease) in accrued
            income taxes payable                (15,850)          4,595         (42,065)
         Increase (decrease) in deferred
            patronage dividends payable       2,018,507       1,909,272         836,687
         Increase (decrease) in deferred
            income taxes payable                 81,100          11,220         108,480
         Increase (decrease) in
            deferred compensation payable       (23,785)        (14,741)         21,259

      NET CASH PROVIDED BY OPERATING
         ACTIVITIES                          $6,744,367      $5,691,706      $2,366,228


The Notes to Consolidated Financial Statements are an integral part of these statements.


             PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
                         AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         July 28, 1995, July 29, 1994 and July 30, 1993


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     The Company is an Alabama corporation that operates as a wholesale grocery cooperative, which provides wholesale groceries and grants credit to its stockholders/customers who are retail grocery operators in Alabama, Tennessee, Georgia, Mississippi, Florida and North Carolina.

     Annually, the Company returns to its stockholders/customers as a patronage dividend all of its income in excess of an amount approved by the stockholders to be retained. The patronage dividend is required to be distributed within an 8 1/2 month period after the Company's year end. The retainage amount approved by the stockholders for the years ended July 28, 1995, July 29, 1994 and July 30, 1993, was $400,000.

     As more fully described in Note 11 of the Notes to Consolidated Financial Statements, the Company acquired the operating assets and began operation of four retail grocery stores during the fiscal year ended July 27, 1990. These operating assets were sold in February 1993 and the Subsidiary was inactive at July 28, 1995 and July 29, 1994.

     The fiscal years ended July 28, 1995, July 29, 1994 and July
30, 1993 are composed of 52 weeks.

Basis of Consolidation

     The financial statements include the accounts of Piggly Wiggly Alabama Distributing Co., Inc. and its wholly-owned subsidiary, BLM Enterprises, Inc. BLM was inactive at July 28, 1995 and July 29,
1994.

Cash and Cash Equivalents

     Cash and highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

Bad Debts

     Bad debts are charged to expense when deemed uncollectible under the specific write-off method, which approximates the amount of bad debts had the reserve method been used.

Inventories

     The wholesale inventory is valued at the lower of cost, last-in, first-out (LIFO) or market. If the first-in, first-out
(FIFO) method of inventory pricing had been used by the Company, inventory would have been approximately $3,766,000 and $3,762,000 higher than reported at July 28, 1995 and July 29, 1994, respectively.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation on buildings and improvements is determined under the straight-line method over the estimated useful life of the buildings, and substantially all other assets are depreciated under accelerated and straight-line methods over the estimated useful lives of the assets.

     Estimated useful lives of the assets are as follows:

          Buildings and improvements       25 - 35 years
          Machinery and equipment           5 - 10 years
          Automobiles                       3 -  5 years

Amortization of Intangibles and Leased Property Under Capital Leases

     Loan costs and origination fees are being amortized on the straight-line method over the life of the loan. Amortization of leased property under capital leases is computed under the straight-line method over the term of the leases.

NOTE 2 - PROPERTY AND EQUIPMENT

     A summary of property and equipment and accumulated depreciation at July 28, 1995 and July 29, 1994 is as follows:

                                                    1995

                                                 Accumulated
      Description                    Cost        Depreciation         Net

Land                            $    242,069     $     -         $   242,069
Buildings and improvements        20,543,411       3,374,856      17,168,555
Equipment                         12,711,602       7,079,069       5,632,533

      Totals                     $33,497,082     $10,453,925     $23,043,157


                                                    1994
                                                  Accumulated
      Description                    Cost         Depreciation        Net

Land                             $   242,069     $     -         $   242,069
Buildings and improvements        16,125,123       2,883,750      13,241,373
Equipment                         10,360,408       6,133,161       4,227,247

      Totals                     $26,727,600     $ 9,016,911     $17,710,689


     Depreciation charged to expense for each of the three fiscal years included in the period ended July 28, 1995 is as follows:

                                1995           1994           1993

     Total depreciation     $1,512,631     $1,439,280     $1,466,241


NOTE 3 - DESCRIPTION OF CAPITAL LEASE OBLIGATIONS

     The Company leases vehicles used in the delivery of merchandise. The vehicle leases are generally for 5 years and are classified as capital leases. The leases are cancelable after one year at either the lessee's or lessor's option, with 120 days notification to the other party. The leases require the Company to purchase the vehicles at a determinable value, but not less than approximately 20% of original value if the Company cancels the leases. If the lessor cancels the leases, the Company has the option of purchasing the vehicles at a determinable value but not less than approximately 20% of original value. The leasing arrangement provides for contingent minimum lease payment increases or decreases based on the annual rise or fall of the automotive section of the Consumer Price Index, excluding fuel prices.

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of July 28, 1995.

          Year Ending July

                1996                                 $ 1,100,126
                1997                                   1,100,126
                1998                                   1,100,126
                1999                                   1,063,272
                2000                                     854,517
       Total minimum lease payments                    5,218,167
       Less:  Amount representing estimated
              executory costs and profit
              thereon, included in total
              minimum lease payments                   1,731,373
          Less:  Amount representing interest            537,031

                Present value of net minimum lease
                   payments                          $ 2,949,763

     The present value of the net minimum lease payments is included in the financial statements in the following categories:

                                                  1995           1994

     Current capital lease obligations        $  529,585     $  592,316
     Capital lease - long-term obligations     2,420,178        900,242

           Totals                             $2,949,763     $1,492,558


     Assets carried on the balance sheets under the heading of leased property under capital leases at July 28, 1995 and July 29, 1994 are summarized as follows:


  Class of Property                                   1995           1994

Delivery vehicles                                  $3,310,296     $2,904,516
Less:  Amortization                                   504,185      1,793,634

      Net leased property under capital leases     $2,806,111     $1,110,882


     Amortization charged to expense for each of the three fiscal years included in the period ended July 28, 1995 is as follows:

                               1995          1994          1993

     Total amortization     $ 619,033     $ 564,368     $ 525,384


NOTE 4 - COMMON STOCK PURCHASE DEPOSITS

     Each stockholder/customer retail operator is required to purchase and maintain by additional purchases, if necessary, an amount of stock equal in value to 125% of the operator's average weekly retail sales. The normal terms of the initial stock purchase are a minimum 15% down payment with the balance to be paid by a 1 1/4% addition to weekly purchases from the Company by the retail operator. Common stock certificates equivalent to the 15% down payment are issued within ninety (90) days of the down payment. Additionally, equivalent shares are issued at least annually for subscription payments received. Common stock purchase deposits represent amounts paid under subscriptions for shares that have not yet been issued. There are 15,409 shares under subscription at July 28, 1995 at an average price of $ 219.09. At July 29, 1994, 15,333 shares were under subscription at an average price of $216.24.

     Common stock purchase deposits are nonforfeitable by the operator and are refundable if the operator dies or ceases to do business with the Company. The Company has the right to offset these deposits and common stock against amounts due the Company on termination of membership.

     The Certificate of Incorporation grants the Company an irrevocable option to redeem shares of any stockholder who dies or ceases to be served by the warehouse. The redemption price for shares redeemed in this manner is determined annually by the Board of Directors. The excess of the redemption price over the issue price for shares redeemed in this manner amounted to $123,372, $123,436 and $50,735 for the years ended July 28, 1995, July 29, 1994 and July 30, 1993, respectively. The redemption price at July
28, 1995 was $225.04.   The redemption price at July 29, 1994 was
$221.94 and at July 30, 1993 the redemption price was $217.99.

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at July 28, 1995 and July 29, 1994 are summarized as follows:


  Notes Payable                              1995            1994

Debentures payable                       $ 3,115,427     $   100,000


                                                         1995

                                       Current      Long-term
   Long-Term Debt                      Portion         Debt           Total

Deferred compensation payable       $   31,453     $   171,585     $   203,038
Industrial Revenue Bonds             1,478,806       9,931,732      11,410,538
Deferred patronage dividends            -            8,573,059       8,573,059

      Totals                        $1,510,259     $18,676,376     $20,186,635


                                                         1994

                                       Current       Long-term
    Long-Term Debt                     Portion          Debt          Total

Deferred compensation payable       $   34,598     $   184,513    $    219,111
Industrial Revenue Bonds             1,343,622      12,054,862      13,398,484
Deferred patronage dividends            -            6,748,758       6,748,758

      Totals                        $1,378,220     $18,988,133     $20,366,353


     The Company also has available a $10,000,000 line of credit. The line bears interest at the bank's prime rate, or an alternative rate consisting of London Interbank Offering Rate (Libor) plus 1 3/4%. The Company may from time to time elect the Libor Rate for any portion (multiple of $500,000) or all of the principal balance. The line and other debts to the Company's lead bank are cross-collateralized with the Industrial Revenue Bonds and are secured by substantially all assets of the Company. The bank prime rate and Libor Rate at July 28, 1995 were 8.75% and 5.88%, respectively. There were no outstanding draws against this line of credit at July 28, 1995.

     The debentures payable represent short-term loans to the Company by store operators. The debentures bear interest at approximately 80% of the bank prime rate. The debentures are payable on demand; however, there is a partial interest forfeiture for debentures presented for payment within six months of issue. The weighted average interest rate on the debentures at July 29, 1995 was approximately 7%.

     The deferred compensation payable is the present value discounted at 10% of an unfunded deferred compensation agreement with a retired former officer of the Company. The agreement calls for 10 annual installments of $36,000, commencing January 1, 1994.

     The Industrial Revenue Bonds were issued on May 27, 1987, to finance the construction of a new warehouse, office and distribution facility. The transaction has the form of a lease, however, the economic substance of the lease is that the Company is financing the facility through the lease, and, accordingly, it is recorded in the Company's assets and liabilities. The lease contains a bargain purchase option and expires or is cancelable at the debt repayment date.

     The lease provides for minimum lease payments sufficient to cover the debt service and related expenses. The bonds required monthly payments of interest only until May 1, 1989, at which time monthly principal and interest payments of approximately $225,000 began. The original bond indenture had an interest rate of 9.625% until May 1, 1997, at which time the rate was scheduled to become variable at 3% above the six month treasury bill index. In September 1994, the indenture was amended to bear interest at a fixed rate of 8.625%. The monthly principal and interest payment is approximately $200,000. The amendment allows the Company to prepay up to $750,000 of principal each year without penalty. There is a formula redemption fee for prepayments in excess of $750,000 annually prior to April 1, 2002.

     The bonds are secured by substantially all unencumbered
assets.   Additionally, the bonds contain covenants which restrict
the unrelated capital expenditures to $1,000,000 per year on a cumulative basis over the life of the bonds. The indenture restricts additional debt, new leases, payment of patronage dividends, equity levels and the retirement of notes issued as partial payment of patronage dividends. The indenture requires the Company to maintain certain financial ratios over the life of the bonds. At July 28, 1995, and the date of this report, the Company was in substantial compliance with the bond covenants and restrictions.

     On March 17, 1987, the stockholders approved a plan which provided for the payment of patronage dividends, 50% in cash and 50% in 10 year 7.5% promissory notes. The deferred patronage dividends payable represent the portion of the patronage dividends that were paid in the form of ten year 7.5% promissory notes. Interest on the notes is paid quarterly. The notes are subordinate to secured creditors. During the year ended July 29, 1994, the Company redeemed the 1987 and 1988 deferred patronage dividends payable amounting to $985,205. During the year ended July 30, 1993, the Company redeemed the 1986 deferred patronage dividends payable amounting to $1,072,283. There was no gain or loss on the early redemptions.

     The aggregate maturities on the outstanding long-term debt at July 28, 1995 are as follows:

          Year Ending July

                1996               $   1,510,259
                1997                   1,343,240
                1998                   1,893,420
                1999                   2,000,475
                2000                   2,902,113
                Later years           10,537,128

                          Total     $ 20,186,635

NOTE 6 - EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     Primary earnings per common share and common share equivalent were computed by dividing net income by the weighted average number of shares and share equivalents outstanding during the period. Fully paid stock subscriptions and stock subscriptions priced below the current redemption price are considered common stock equivalents for purposes of computing earnings per common share and common share equivalent. Proceeds from the assumed purchase of subscribed shares priced below the current redemption price were assumed to be used to purchase treasury stock at the current redemption price. The weighted average number of common shares and common share equivalents outstanding at July 28, 1995 was 75,598 shares (71,197 shares in fiscal 1994 and 66,935 shares in fiscal
1993). Fully diluted earnings per common share and common share equivalent are computed as above, except that the issue of common shares under subscription is assumed to take place at the beginning of the fiscal year when the result is dilutive.

NOTE 7 - PROFIT SHARING PLAN

     The Company has a profit sharing plan which covers substantially all employees. The amount of contributions, if any, are determined annually by the Board of Directors. The amount of contributions to the plan charged to expense for the year ended July 28, 1995 was $238,000 ($225,000 for the year ended July 29,
1994 and $125,000 for the year ended July 30, 1993). It is the policy of the Company to fund profit sharing cost accrued.

     The Company also has a 401(k) plan available to all full-time employees who have at least one year of service. The Plan allows electing participants to contribute up to 15% of their compensation to the Plan. The Company contributes 25% of the first 5% of elected contributions. The 401(k) plan year is a calendar year. Company contributions to the Plan for the years ended July 28, 1995 and July 29, 1994 amounted to approximately $50,000.

NOTE 8 - INCOME TAXES

     During the year ended July 30, 1993, the Company and its subsidiaries adopted Statement of Financial Accounting Standards Statement No. 109 - Accounting for Income Taxes (SFAS 109). The Company and its subsidiaries had previously used the liability method for computing deferred taxes. Under the liability method, the deferred tax liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Adoption of SFAS 109 did not have a material effect on the financial statements and did not require restatement of the prior periods. Deferred tax expense is the result of changes in the deferred tax liability.

     A reconciliation of the statutory provision for income taxes to financial reporting is as follows:


                                               1995          1994         1993

Pre-tax income from domestic operations     $ 400,000     $ 400,000    $ 400,000

Statutory provision                         $ 136,000     $ 136,000    $ 136,000
Nondeductible expenses                         13,270         7,800        4,200
Adjustment of prior years' estimated
   liabilities                                  5,850          -            -
Benefit of fuel tax credit                    (34,293)      (26,122)     (21,949)
State income taxes net of Federal tax
   benefit                                     11,500        13,200        9,579
Other - net                                    13,980        14,057       (2,118)

      Provision for income taxes            $ 146,307     $ 144,935     $ 125,712


     The provision for income taxes is composed of the following:

                                              1995          1994         1993

     Current
        Federal                           $ (34,293)    $ 150,265    $  78,099
        State                                  -           17,570       10,495

           Total current                    (34,293)      167,835       88,594

     Deferred
        Federal                             162,800       (20,381)      33,100
        State                                17,800        (2,519)       4,018

           Total deferred                   180,600       (22,900)      37,118

           Provision for income taxes     $ 146,307     $ 144,935    $ 125,712


     Current and deferred tax assets and liabilities are comprised of the following at July 28, 1995 and July 29, 1994:

                                                       1995         1994

     Current deferred tax assets
        Unearned marketing promotions               $    -       $ 102,000
        Unrealized decline in asset
           values                                      13,700       38,300
        Deferred compensation accruals                 11,100       11,800

           Total current deferred tax assets           24,800      152,100
     Current deferred tax liabilities
        Tax over book depreciation                    (17,100)     (44,800)
        Other - net                                      -            (100)

           Total current deferred tax liabilities     (17,100)     (44,900)

           Net current deferred tax assets         $    7,700     $ 107,200

     Deferred tax assets
        Unearned marketing promotions              $      -       $  32,300
        Deferred compensation accruals                  53,900       62,700
        Unrealized decline in asset values                -           9,800
        Additional cost of inventories for
           tax purposes                                 82,700       87,800

           Total deferred tax assets                   136,600      192,600
     Deferred tax liabilities
        Tax over book depreciation                    (508,900)    (483,800)

           Net deferred tax liability                 (372,300)    (291,200)

           Net                                      $ (364,600)  $ (184,000)

     The net deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

                                              1995            1994

     Deferred tax asset - current         $    7,700      $  107,200
     Deferred tax liability                 (372,300)       (291,200)

           Net deferred tax liability     $ (364,600)     $ (184,000)


NOTE 9 - OPERATING LEASES

     The Company has leased several store locations and sub-leased the store locations to the store operators. The leases expire at various times through 2013 and most have renewal options for five to ten years. Several of the leases and sub-leases have contingent rentals based on store sales above certain levels.

     The following is a schedule by years of future minimum rental payments and minimum sub-lease rentals required under operating leases described above as of July 28, 1995:

                                           Minimum           Net
                          Minimum         Sub-lease        (Income)
     Year Ending July     Rentals          Rentals          Expense

          1996         $  2,360,966     $  2,392,830     $   (31,864)
          1997            2,279,876        2,307,686         (27,810)
          1998            2,189,277        2,212,557         (23,280)
          1999            2,038,600        2,126,166         (87,566)
          2000            1,845,351        1,937,619         (92,268)
     Remaining years     11,356,822       11,924,663        (567,841)

          Totals       $ 22,070,892     $ 22,901,521     $  (830,629)


     The following schedule shows the composition of net rental expense (income) for all operating leases except those with terms of a month or less that were not renewed.

                                    1995            1994            1993

     Minimum rentals            $ 2,258,777     $ 2,387,700     $ 2,044,319
     Less:  Sub-lease rentals     2,285,532       2,420,901       2,060,695

           Net rental expense
              (income)          $   (26,755)    $   (33,201)    $   (16,376)


NOTE 10 - FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

     The Company maintains cash and cash equivalents in various accounts with a financial institution located in Alabama. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At July 28, 1995, and July 29, 1994, the Company's uninsured cash balance totaled approximately $2,781,900 and $1,908,200, respectively. The Company performs periodic evaluations of the relative credit standing of this financial institution as a part of its overall cash investment strategy.

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and the stockholder/customer relationship.

NOTE 11 - INFORMATION ABOUT SUBSIDIARY

     The Company owns 100% of the outstanding common stock of BLM
Enterprises, Inc.

     As more fully explained in the following paragraph, during the fiscal year ended July 30, 1993, the Company sold the operating assets of its retail subsidiary, BLM Enterprises, Inc. At July 30, 1993, BLM Enterprises, Inc. was inactive.

     On October 28, 1992, the Company entered into an agreement to sell the assets of its retail subsidiary, BLM Enterprises, Inc. The sale took place over a four month period ending February 1993. There was no significant gain or loss realized on the sale of the retail subsidiary's operating assets.

     The Subsidiary was inactive for the entire fiscal years ended July 28, 1995 and July 29, 1994. Included in the consolidated results of operations for the year ended July 30, 1993 are the following summarized results of operations for the parent and its operating subsidiary:


                                                    Intercompany
1993                     Company         BLM        Eliminations     Consolidated
                                         (Amounts stated in thousands)

Net sales               $ 349,410     $   9,629     $  (6,012)          $ 353,027
Cost of sales             331,276         8,211        (6,012)            333,475

      Gross profit
         on sales          18,134         1,418          -                 19,552
Other operating income      6,243            43          -                  6,286

      Gross profit         24,377         1,461          -                 25,838
Selling, general and
   administrative
   expenses                18,883         2,405          -                 21,288

      Operating income
         (loss) before
         income taxes,
         interest and
         patronage
         dividends          5,494          (944)         -                  4,550
Interest expense            2,103           -            -                  2,103
Patronage dividends         2,047           -            -                  2,047
Provision for income
   taxes                      126           -            -                    126

      Net income
         (loss)         $   1,218     $    (944)    $   -               $     274


NOTE 12 - CONSTRUCTION-IN-PROCESS

     The Board of Directors approved a plan of expansion in April 1994. Site work on the expansion began in September 1994 with approximately 130,000 square feet of additional dry grocery space completed during the fiscal year ended July 28, 1995 at a cost of approximately $6,335,000. An additional 80,000 square feet of new freezer space was under construction at year end with an accumulated cost of approximately $5,926,400. Approximately $307,000 of interest was capitalized in connection with the expansion.


     ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                            PART III

  ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the Executive Officers and all Directors of the Company, including the Directors' beneficial ownership of shares of the Company's Common Stock and the total share ownership of all Officers and Directors as a group. None of the Executive Officers of the Company own any shares of stock in the Company except those Officers who are also Directors and owners of retail grocery stores supplied by the Company. Except for the stock subscriptions required by the Company, no Executive Officers or Directors have any contracts or agreements under which they may acquire stock in the Company. All share ownership information is as of September 28, 1995. All persons listed below have been engaged in the same or similar occupations for more than the last five years. All of the Directors are engaged in the operation or retail grocery stores and purchase grocery products and items from the Company for resale. All such sales are made at the same price level at which the remaining stockholders purchase grocery products and items from the Company. The Directors are not given any price differential or discount for their service on the Board of Directors. Directors are elected to a three-year term of office while Officers of the Corporation are elected to a one-year term of office. The By-Laws of the Company require Directors to be stockholders of the Company or hold a minimum of a 25% ownership interest in a corporation, firm or partnership which owns stock in the Company.

                                                 Principal           Amount of
                                               Occupation, (1)       Common Stock
                                  Expiration     Position            and Nature of
                                      of        with Company           Beneficial         Percent
                                    Term of     and Director-          Ownership           of
                        Director   Office as   ship of Other                              Common
  Name and Age           Since     Director      Companies         Direct   Indirect      Stock

Julian Gordon (64)         1980     1996       Chairman of the       -0-     1,371 (2)     1.8%
                                               Board, Grocery
                                               Store Operator
                                               (former President
                                               of the Company)(2)

James Salmon (67)          1970     1996       Vice Chairman of      -0-     2,559 (3)     3.3%
                                               the Board, Director
                                               Grocery Store
                                               Operator(3)

Homer Vinson (62)          1983     1996       Secretary/Treasurer   -0-       972 (8)     1.3%
                                               of the Company
                                               Director, Grocery
                                               Store Operator(8)

Mary Hardin (80)           1972     1997       Director, Grocery     -0-     5,366 (9)     6.9%
                                               Store Operator(9)

Louis Day (66)             1985     1997       Director, Grocery     -0-     1,365(10)     1.7%
                                               Store Operator(10)

J.T. Milligan (60)         1985     1997       Director, Grocery     -0-     2,590(11)     3.3%
                                               Store Operator(11)

Billy Huff (60)            1987     1998       Director, Grocery     -0-     1,304(12)     1.7%
                                               Store Operator(12)

Stanley Virciglio (61)     1987     1998       Director, Grocery     -0-     1,792(13)     2.3%
                                               Store Operator(13)

Syrol McLain (62)          1995     1998       Director, Grocery     -0-     1,589(14)     1.6%
                                               Store Operator(14)

D.T. Stewart (50)         Not a      --        President             -0-      -0-           0 %
                          Director             Chief Executive
                                               Officer(4)

Louia Moseley (49)        Not a      --        Senior Vice           -0-      -0-           0 %
                          Director             President
                                               and MIS Director(5)

Jerry McCann (46)         Not a      --        Vice President        -0-      -0-           0 %
                          Director             and Director Retail
                                               Operations(6)

Bobby L. Martin (49)      Not a      --        Vice President        -0-      -0-           0 %
                          Director             of Finance and
                                               Controller(7)

     Total ownership interest of executive
     officers and directors as a group                               -0-   18,809         24.2%


 (1) Each Director has been actively involved at the retail level of the grocery business for at least the last five years.

 (2) Julian Gordon shares an investment and voting interest in Piggly Wiggly of Canton, Mississippi, Inc. and Piggly Wiggly of Carthage, Inc. which corporations own in the aggregate
     1,371 shares of Common Stock of the Company.

 (3) James Salmon holds the sole investment and voting interest in W.E. Salmon, Inc. which owns 2,559 shares of Common Stock of the Company.

 (4) D.T. Stewart, the President and Cheif Executive Officer of the Company, has been involved actively with the wholesale level of the grocery business since his employment with the Company in 1965. He was elected President and Chief Executive Officer on January 1, 1994, prior to that time served as First Vice President.

 (5) Louia Moseley, the Senior Vice President and MIS Director, has been involved with the wholesale level of the grocery business since his employment with the Company in 1965.

 (6) Jerry McCann, Vice President and Director Retail Operations, has been involved with the wholesale level of the grocery business since his employment with the Company in 1988.

 (7) Bobby L. Martin, Vice President of Finance and Controller of the Company, has been involved with the wholesale level of the grocery business since his employment with the Company in 1982.

 (8) Homer Vinson shares investment and voting interest in Piggly
     Wiggly of Red Bay, Inc. which owns in the aggregate of 972 shares of Common Stock of the Company.

 (9) The 5,366 shares are owned by Hardin & Company, Inc. Mary G. Hardin shares investment and voting interest and owns 42% of the Common Stock of Hardin & Company, Inc., and her daughters, Mary Lee Hardin and Elizabeth Hardin, each own 29% of the Common Stock of Hardin & Company, Inc. (See footnotes 1, 2 and 3 on pages 34 and 35).

(10) Louis Day shares investment and voting interest in L.A. Day
     Company, Inc. and Piggly Wiggly of Middle Tennessee, Inc., which corporations own in the aggregate 1,365 shares of Common Stock of the Company.

(11) J.T. Milligan holds the sole investment and voting interest in J.T.M. Corporation and shares investment and voting interest in South Star Food Corp., which corporations own in the aggregate 2,590 shares of Common Stock of the Company. The total of 2,590 shares beneficially owned does not include shares of Common Stock owned or under subscription by B.G. Milligan and J. Keith Milligan, Mr. Milligan's sons and Ubagit Corp., a corporation owned by Mr. Milligan's family, who collectively own 1,351 shares of Common Stock of the Company.

(12) Billy Huff shares investment and voting interest in The Huff
     Corporation, Westco Foods, Inc., B&F Foods, Inc. and Shuqualak Foods, Inc., which corporations own 1,304 shares of Common
     Stock of the Company.

(13) Stanley Virciglio owns the sole investment and voting interest in Piggly Wiggly Food Stores of Jefferson County, Inc., which owns 1,792 shares of Common Stock of the Company.

(14) Syrol McLain owns the sole investment and voting interest in McLain Grocery Co., Inc., Piggly Wiggly of Buchanan, Georgia, Inc., McLain's Hogansville Grocery Co., Inc. and McLain's Dillard Grocery, Inc., which owns 1,589 shares of Common Stock of the Company and currently has 359 shares of Common Stock of the Company under subscription.


Meetings of the Board of Directors

     During the fiscal year ended July 28, 1995, there were nine meetings of the Board of Directors. Each Director attended more than 75% of the meetings of the Board.


                ITEM 11 - EXECUTIVE COMPENSATION

     The Directors of the Company serve without remuneration. The following table shows the cash compensation paid the Chief Executive Officer of the company during the fiscal year ended July 28, 1995. No other executive officer's cash compensation exceeded $100,000 in the fiscal year ended July 28, 1995.

                              SUMMARY COMPENSATION TABLE

                         Annual Compensation
                                                      Other Annual      All Other
    Name and                    Salary     Bonus      Compensation    Compensation
 Principal Position    Year      ($)        ($)           ($)             ($)

D.T. Stewart
President & Chief
Executive Officer(1)   1995     91,735     15,000

                       1994     80,875      5,000           -              -

J. Terrell Wooten
President & Chief
Executive Officer(1)   1995       -          -              -              -

                       1994     49,065          0           -              -

                       1993     99,855      5,000           -           25,239(2)


     (1) J. Terrell Wooten served as President and Chief Executive Officer for a portion of the fiscal year until his retirement on December 31, 1993. D.T. Stewart was elected President and Chief Executive Officer on January 1, 1994 and served as such for the remainder of the fiscal year ended July 29, 1994.

     (2) This amount includes the cash equivalent of a furnished company car, a contribution to the Company Profit Sharing Plan and the annual contribution to the Deferred
          Compensation Plan referred to below.


Report on Executive Compensation

     The Board of Directors determines the compensation of the Chief Executive Officer (CEO) and other executive officers of the Company. The Company's executive compensation program consists of two primary components; base salary and annual bonus. Base salary is the foundation of executive compensation. Base salaries are reviewed annually and adjusted, if deemed appropriate. In determining the compensation of the CEO and other executive officers, the Board considers a number of factors, including individual performance and achievement of each of the executive officers. The Board's approval of such compensation has generally been based on its subjective analysis of what it considers to be reasonable and appropriate base salary and bonus for the CEO and other executive officers taking into consideration their individual job responsibilities and performance and the financial performance of the Company during the prior fiscal year.

Deferred Compensation Plan

     The Deferred Compensation Plan, as amended, for J. Terrell
Wooten, the former President and Chief Executive Officer of the Company provides that he will be paid 10 annual payments of $36,000 each beginning in 1994.

Profit Sharing Plan

     The Company has maintained a Profit Sharing Plan ("Plan") for the benefit of all of its employees since December 31, 1976. Employees become participants of the Plan during the first Plan Year following their employment date in which they have accrued a minimum of 1,000 hours of employment service. Annual contributions are made to the Plan by the Company in amounts determined by the Board of Directors. All contributions to the Plan are allocated to the participants' accounts pursuant to a formula based on a participant's credit units. Participants receive one credit unit for each $1,000 of annual compensation and two credit units for each year of service. The Company's annual contribution is allocated among the participants' accounts in the same proportion that each participant's credit units bear to the credits units of all participants for that year. A participant's account vests after five years. At death, disability or retirement, each participant or beneficiary is paid the amount in the participant's account. If the participant's employment is terminated, the participant's vested account balance may be distributed to the participant depending on the value of the account and consent of the participant. Payment may be made in lump sum or in installments.

401(k) Plan

     Effective January 1, 1991, the Company adopted the Piggly Wiggly Alabama Distributing Co., Inc. 401(k) Plan (the "Plan") pursuant to
Section 401(k) of the Internal Revenue Code. This Plan permits eligible employees to save a portion of their compensation annually on a before-tax basis, which are referred to as "Elective
Deferrals". The Company may make a Matching Contribution from year to year of up to 5% of a participating employee's eligible compensation. The company is not obligated to make any Matching Contributions. In addition, the Company may make annual Discretionary Contributions in amounts as it may choose. The
Company is not obligated to make any Discretionary Contributions.

     The Plan provides for distributions in the event of retirement, death, disability or termination of employment.
Contributions to the Plan which are elected by the employee ("Elective Deferrals") are 100% vested immediately.
Matching Contributions and Discretionary Contributions made by the employer vest according to a vesting schedule.


             ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership of Certain Beneficial Owners

     The following table sets forth the names of all persons who are known by the Company to be beneficial owners of more than five percent of the Company's stock as of September 28, 1995.

                                            Amount and
                        Name and            Nature of
     Title of          Address of           Beneficial        Percent
      Class         Beneficial Owner        Ownership         of Class

     Common        Mary G. Hardin            5,366(1)           6.9%
                   P.O. Box 69
                   Gadsden, AL 35999

     Common        Elizabeth Hardin          5,366(2)           6.9%
                   P.O. Box 69
                   Gadsden, AL 35999

     Common        Mary Lee Hardin           5,366(3)           6.9%
                   P.O. Box 69
                   Gadsden, AL 35999

     Common        R. Merrill Dobbs          4,134(4)           5.3%
                   P.O. Box 423
                   Calhoun, GA 30701


(1) The 5,366 shares are owned by Hardin & Company, Inc. Mary G. Hardin shares investment and voting interest in and owns 42% of the Common Stock of Hardin & Company, Inc., and her daughters, Mary Lee Hardin and Elizabeth Hardin, each own 29% of the Common Stock of Hardin & Company, Inc. (See Footnotes 2 and 3).

(2) The 5,366 shares are owned by Hardin & Company, Inc. Elizabeth Hardin shares investment and voting interest in and owns 29% of the Common Stock of Hardin & Company, Inc., and her sister, Mary Lee Hardin, owns 29% of the Common Stock of Hardin & Company, Inc., and the remaining 42% is owned by her mother, Mary G. Hardin (See Footnotes 2 and 3).

(3) The 5,366 shares are owned by Hardin & Company, Inc. Mary Lee Hardin shares investment and voting interest in and owns 29% of the Common Stock of Hardin & Company, Inc., and her sister, Elizabeth Hardin, owns 29% of the Common Stock of Hardin & Company, Inc., and the remaining 42% is owned by her mother, Mary G. Hardin (See Footnotes 2 and 3).

(4) R. Merrill Dobbs holds the sole investment and voting interest in Piggly Wiggly of Calhoun, Inc., T-B Foods, Inc., d/b/a Piggly Wiggly of Bremen, Piggly Wiggly of Ellijay, Inc., Piggly Wiggly of Cleveland, Inc. and Piggly Wiggly of Jasper, Inc. These companies own a total of 4,134 shares of Common Stock of the Company.


Security Ownership of Management

     The security ownership of Management of the Registrant is set forth on pages 30 and 31 hereof under the heading "Directors and Executive Officers of the Registrant."


    ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                             PART IV


        ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                     AND REPORTS ON FORM 8-K

     (a)  1. and 2. LIST OF FINANCIAL STATEMENTS AND FINANCIAL
          STATEMENT SCHEDULES

          The following financial statements of Piggly Wiggly
          Alabama Distributing Co., Inc. To be included in Item 8 are listed below:

          Consolidated Balance Sheets - July 28, 1995 and July 29,
          1994

          Consolidated Statements of Income - Years ended July 28, 1995, July 29, 1994 and July 30, 1993

          Consolidated Statements of Stockholders' Equity - Years ended July 28, 1995, July 29, 1994, and July 30, 1993

          Consolidated Statements of Cash Flows - Years ended July 28, 1995, July 29, 1994 and July 30, 1993

          Notes to Consolidated Financial Statements

          The following financial statement schedules are included in Item 14(d):

               Schedule V - Property and Equipment

               Schedule VI - Accumulated Depreciation

               Schedule IX - Short-Term Borrowings

          All other schedules are omitted because the information required is not applicable, or the information is given in the financial statements and notes thereto.

               3.   Exhibits:

                    11     Computation of Earnings Per Share

                    25     Power of Attorney executed by Julian
                           Gordon, Louis Day, Mary Hardin, Billy
                           Huff, James Salmon and Homer Vinson,
                           members of the Board of Directors,
                           authorizing D.T. Stewart, President
                           and Chief Executive Officer,
                           to execute this 10-K Report.


     (b)  Report on Form 8-K - The Registrant did not file a Form
          8-K report during the last quarter of the period covered by this report.

     (c)  Exhibits.  See (a)3. above.

     (d) Financial Statement Schedules. The response to this portion of Item 14 is submitted under Item 14.(a) 1. and
          2. above.


                                SIGNATURES

     Pursuant to the requirements of the Section 13 or15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.

By: /s/ D. T. Stewart                             October 26, 1995
   -------------------------                      ----------------
        D. T. Stewart                                  Date
        President and Chief
        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                  Title                        Date

/s/ Julian Gordon        Chairman of the Board            October 26, 1995
    Julian Gordon*

/s/ D. T. Stewart        President and Chief              October 26, 1995
    D. T. Stewart        Executive Officer

/s/ Bobby L. Martin      Vice President of                October 26, 1995
    Bobby L. Martin      Finance

/s/ Homer Vinson         Secretary, Treasurer             October 26, 1995
    Homer Vinson*        and Director

/s/ Mary Hardin          Director                         October 26, 1995
    Mary Hardin*

/s/ Louis Day            Director                         October 26, 1995
    Louis Day*

                         Director                         October 26, 1995
    J. T. Milligan

/s/ Billy Huff           Director                         October 26, 1995
    Billy Huff*

                         Director                         October 26, 1995
    Stanley Virciglio

/s/ James Salmon         Vice Chairman of the             October 26, 1995
    James Salmon*        Board and Director

                         Director                         October 26, 1995
    Syrol McClain


*Executed by D. T. Stewart
 Pursuant to Power of Attorney


                      DENT, BAKER & COMPANY
                  Certified Public Accountants

                 CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Piggly Wiggly Alabama Distributing Co., Inc. of our report dated September 29, 1995, included in the 1995 Annual Report to Shareholders of Piggly Wiggly Alabama Distributing Co., Inc.

     Our audit also included the financial statement schedules of Piggly Wiggly Alabama Distributing Co., Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statement pertaining to Piggly Wiggly Alabama Distributing Co., Inc., with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in the Annual Report (Form 10-K) of Piggly Wiggly Alabama Distributing Co., Inc.


                                        DENT, BAKER & COMPANY

Birmingham, Alabama
October 26, 1995



                                                  SCHEDULE IX


  PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC. AND SUBSIDIARIES

                      Short-Term Borrowings

Years ended July 28, 1995, July 29, 1994, and July 30, 1993.


                                                                                                Weighted
                                                          Maximum             Average            Average
                                         Weighted          Amount              Amount            Interest
                         Balance at      Average        Outstanding         Outstanding            Rate
                           End of        Interest        During the          During the         During the
   Category                Period          Rate            Period              Period             Period

At July 30, 1993

Debentures payable     $   100,000       5.40% (a)     $   100,000 (a)     $   100,000 (a)       5.40% (a)

Bank line of credit    $       -          -  % (a)     $      -    (a)     $       -   (a)       6.00% (a)

At July 29, 1994

Debentures payable     $   100,000       6.50% (a)     $   100,000 (a)     $   100,000 (a)       5.75% (a)

Bank line of credit    $       -          -  % (a)     $      -    (a)     $       -   (a)       7.75% (a)

At July 28, 1995

Debentures payable     $ 3,115,427       7.0 % (a)     $ 3,115,427 (a)     $ 1,607,714 (a)       7.0 % (a)

Bank line of credit    $       -          -  % (a)     $      -    (a)     $       -   (a)        -  % (a)


     The debentures payable represent short-term loans to the Company by operators. The debentures bear interest at approximately 80% of the bank's prime rate. The debentures are payable on demand; however, there is a partial interest forfeiture for debentures presented for payment within six months of issue. The interest rate on the debentures at July 28, 1995 was approximately 7.0%.

     The Company also has available a $10,000,000 line of credit. The line bears interest at the bank's prime rate, or an alternative rate consisting of London Interbank Offering Rate (Libor) plus 1 3/4%. The Company may from time to time elect the Libor Rate for any portion (multiple of $500,000) or all of the principal balance. The line and other debts to the Company's lead bank are cross collaterlized with the Industrial Revenue Bonds and are secured by substantially all assets of the Company. The bank prime rate and Libor Rate at July 28, 1995 were 8.75% and 5.88%, respectively. There were no outstanding draws against this line of credit at July 28, 1995.

(a)  Computed on a month end basis



                                                      SCHEDULE V

  PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC. AND SUBSIDIARIES

                     Property and Equipment


                      Balance                                          Other
                        at                                            Changes         Balance
                    Beginning       Additions                            Add           at End
 Classification     of Period        at Cost        Retirements       (Deduct)        of Period

At July 30, 1993

Land              $    365,882     $      -         $      -         $     -         $    365,882
Buildings and
   improvements     17,772,680            -               34,222           -           17,738,458
Equipment           12,300,753          745,698        2,996,427           -           10,050,024

      Totals      $ 30,439,315     $    745,698     $  3,030,649     $     -         $ 28,154,364

At July 29, 1994

Land              $    365,882     $      -         $    123,813     $     -         $    242,069
Buildings and
   improvements     17,738,458            5,030        1,618,365           -           16,125,123
Equipment           10,050,024          732,058          421,675           -           10,360,407

      Totals      $ 28,154,364     $    737,088     $  2,163,853     $     -         $ 26,727,599

At July 28, 1995

Land              $    242,069     $      -         $      -         $     -         $    242,069
Buildings and
   improvements     16,125,123        4,418,288            -               -           20,543,411
Equipment           10,360,407        2,444,002           92,808           -           12,711,602

      Totals      $ 26,727,599     $  6,862,290     $     92,808     $     -         $ 33,497,082


     The additions for the year ended July 30, 1993 include approximately $400,000 of normal replacements and approximately $345,000 of nonrecurring equipment purchases. The retirements for the year ended July 30, 1993 include a retirement of fully depreciated equipment no longer used in the wholesale trade with an original cost of approximately $1,475,000 and the sale of the retail operating assets with an original cost of approximately $1,412,000.

     The additions for the year ended July 29, 1994 include approximately $400,000 of normal replacements and approximately $337,000 of nonrecurring equipment purchases. The retirements for the year ended July 29, 1994 include the sale of a perishable foods warehouse and real estate with an original cost of approximately $1,618,000 and $123,800, respectively.

     For the year ended July 28, 1995, the buildings and improvement additions consist of $3,752,000 for the dry grocery area, $541,000 for the pallet area and $126,000 for additional office space. The equipment additions for the year ended include approximately $500,000 of normal replacements and additions and approximately $1,944,000 of nonrecurring equipment purchases.

     A summary of property and equipment and accumulated depreciation at July 28, 1995 and July 29, 1994 is as follows:

                                                  1995

                                               Accumulated
                                  Cost        Depreciation           Net

Land                         $    242,069     $      -         $    242,069
Buildings and improvements     20,543,411       3,374,856        17,168,555
Equipment                      12,711,602       7,079,069         5,632,533

     Totals                  $ 33,497,082     $ 10,453,925     $ 23,043,157



                                                  1994

                                               Accumulated
                                  Cost        Depreciation           Net

Land                         $    242,069     $      -         $    242,069
Buildings and improvements     16,125,123       2,883,751        13,241,372
Equipment                      10,360,407       6,133,161         4,227,246

     Totals                  $ 26,727,599     $  9,016,912     $ 17,710,687


     Depreciation on buildings and improvements is determined under the straight-line method over the estimated useful life of the buildings and improvements. Substantially all other assets are depreciated under accelerated and straight-line methods over the estimated useful lives of the assets.

     Estimated useful lives of the assets are as follows:

          Buildings and improvements     25 - 35 years
          Machinery and equipment         5 - 10 years
          Automobiles                     3 -  5 years


Capital Lease Property

                        Balance                                        Other
                           at                                         Changes          Balance
                       Beginning     Additions                           Add            at End
   Description         of Period      at Cost        Retirements      (Deduct)        of Period

At July 30, 1993
   Leased property
      under capital
      leases          $ 2,626,932     $     -         $     -         $     -         $ 2,626,932

At July 29, 1994
   Leased property
      under capital
      leases          $ 2,626,932     $   702,416     $   424,832     $     -         $ 2,904,516
At July 28, 1995
   Leased property
      under capital
      leases          $ 2,904,516     $ 2,607,880     $ 2,202,100     $     -         $ 3,310,296


     Leased property under capital leases, consists of tractors used for the delivery of merchandise, which are leased generally for a five year term. The acquisitions during the year ended July 28, 1995 were the result of entering into a new capital lease for 41 tractors during the year. The retirements result from the expiration of the lease term of 38 tractors.

     Assets carried on the balance sheets under the heading of leased property under capital leases at July 28, 1995 and July 29, 1994 are summarized as follows:


  Class of Property                                         1995            1994

Delivery vehicles                                       $ 3,310,296     $ 2,904,516
Less: Amortization                                          504,185       1,793,634

      Net leased property under capital leases          $ 2,806,111     $ 1,110,882


     Amortization charged to expense for each of the three fiscal years included in the period ended July 28, 1995 is as follows:

                                    1995          1994          1993

          Total amortization     $ 619,033     $ 564,368     $ 525,384



  PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC. AND SUBSIDIARIES
                     SELECTED FINANCIAL DATA

     The following sets forth selected financial information of Piggly Wiggly Alabama Distributing Co., Inc. and Subsidiaries for the five fiscal periods ended July 28, 1995. The material should be read in conjunction with the consolidated financial statements and related notes with respect to the three fiscal periods ended July 28, 1995.


                                         Fiscal Periods Ending

                     (Dollar amounts in thousands, except for per share data)

                    July 28,     July 29,     July 30,     July 31,     July 26,
                     1995         1994         1993         1992         1991

FINANCIAL DATA
Depreciation
   and
   amortization   $  2,129     $  2,004     $  1,906     $  2,125     $  1,876

Property and
   equipment at
   cost - net of
   accumulated
   depreciation   $ 23,043     $ 17,711     $ 18,988     $ 20,631     $ 21,624

Leased property
   under capital
   leases - net
   of amorti-
   zation         $  2,806     $  1,111     $  1,025     $  1,550     $  2,076

Long-term debt
   excluding
   current
   installments   $ 21,469     $ 20,180     $ 21,567     $ 23,828     $ 24,678

Total assets      $ 63,874     $ 54,256     $ 50,163     $ 52,641     $ 51,257

PER SHARE DATA

Net income per
   common share
   and common
   share
   equivalent     $   3.35     $   3.58     $   4.10     $   4.21     $   4.06
Net income per
   common share
   and common
   assuming full
   dilution       $   3.35     $   3.58     $   4.10     $   4.21     $   4.06


                                                    SCHEDULE VI

  PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC. AND SUBSIDIARIES

                    Accumulated Depreciation


                                      Additions
                      Balance at      Charged to                         Other           Balance
                      Beginning       Costs and                         Charges         at End
                      of Period        Expenses       Retirements     Add (Deduct)      of Period

At July 30, 1993

Buildings and
   improvements     $  3,093,793     $    526,031     $     36,236     $     -         $  3,583,588
Equipment              6,714,117          940,210        2,071,749           -            5,582,578

      Totals        $  9,807,910     $  1,466,241     $  2,107,985     $     -         $  9,166,166

At July 29, 1994

Buildings and
   improvements     $  3,583,588     $    502,253     $  1,202,090     $     -         $  2,883,751
Equipment              5,582,578          937,027          386,444           -            6,133,161

      Totals        $  9,166,166     $  1,439,280     $  1,588,534     $     -         $  9,016,912

At July 28, 1995

Buildings and
   improvements     $  2,883,751     $    491,105     $      -         $     -         $  3,374,856
Equipment              6,133,161        1,021,526           75,618           -            7,079,069

     Totals         $  9,016,912     $  1,512,631     $     75,618     $     -         $ 10,453,025




                          Accumulated Depreciation
             Accumulated Amortization - Capital Lease Property


                                     Additions
                      Balance at    Charged to                         Other         Balance
                      Beginning     Costs and                         Charges         at End
                      of Period      Expenses      Retirements     Add (Deduct)     of Period

Leased property
   under capital
   leases - tractors

 At July 30, 1993

Accumulated
   amortization     $ 1,076,493     $   525,384     $     -        $     -         $  1,601,877

 At July 29, 1994

Accumulated
   amortization     $ 1,601,877     $   564,368     $   372,611    $     -         $  1,793,634

 At July 28, 1995

Accumulated
   amortization     $ 1,793,634     $   619,033     $ 1,908,482    $     -         $    504,185


                        INDEX TO EXHIBITS

Exhibit Number                     Description                       Page

    11        Computation of Earnings Per Share..................

    25 Power of Attorney Executed by Homer Vinson, Julian Gordon, Louis Day, Mary Hardin, Billy Huff, and James Salmon, members of the Board of Directors authorizing D. T. Stewart, President and Chief Executive Officer, to execute this 10K report..............................................



                           EXHIBIT 11
                COMPUTATION OF EARNINGS PER SHARE

  PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC. AND SUBSIDIARIES



                               1995         1994           1993         1992         1991
Common shares outstanding
   at end of period           73,236       68,999         65,510        63,954        62,568

Effect of using weighted
   average number of
   common shares
   outstanding                  (963)        (574)          (206)          483            734

Effect of common share
   equivalents - treasury
   stock method                3,456         2,772         1,631         1,141         1,760

Shares used in computing
   primary earnings per
   share                      75,729        71,197        66,935        65,578        65,062

Shares used in computing
   fully diluted earnings
   per share                  75,729        71,197        66,935        65,578        65,062

      Net income           $ 253,693     $ 255,065     $ 274,288     $ 276,020     $ 264,172

Primary earnings per
   common share and
   common share
   equivalent              $    3.35     $    3.58     $    4.10     $    4.21    $    4.06

Fully diluted earnings
   per common share
   and common share
   equivalent              $    3.35     $    3.58     $    4.10     $    4.21    $    4.06



                             EXHIBIT 25

                             POWER OF ATTORNEY

STATE OF ALABAMA      )
JEFFERSON COUNTY      )

                            POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that I, JULIAN GORDON, as a Director of Piggly Wiggly Alabama Distributing Co., Inc., do hereby constitute and appoint D. T. Stewart as my true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for me and in my name, place and stead, in any and all capacities, to sign a Form 10-K Annual Report for the fiscal year ended July 28, 1995, to be filed on behalf of Piggly Wiggly Alabama Distributing Co., Inc. with the Securities and Exchange Commission and to sign any or all amendments to said 10-K Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and I grant unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as I might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal on this the 16th day of October, 1995.

                                     /s/   Julian Gordon
                                     -------------------
                                           JULIAN GORDON


STATE OF ALABAMA      )
JEFFERSON COUNTY      )

     I, Bobby Martin, a Notary Public in and for said County and State, hereby certify that JULIAN GORDON, whose name is signed to the foregoing Power of Attorney, and who is known to me, acknowledged before me on this day that, being informed of the contents of the Power of Attorney, he executed the same voluntarily on the day the same bears date.
     Given under my hand and official seal, this the 16th day of October, 1995.

                                  /s/   Bobby Martin
                                  --------------------------
                                        Bobby Martin
                                        NOTARY PUBLIC
                                        My Commission Expires: 7/25/96

STATE OF ALABAMA      )
JEFFERSON COUNTY      )

                            POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that I, LOUIS DAY, as a Director of Piggly Wiggly Alabama Distributing Co., Inc., do hereby constitute and appoint D. T. Stewart as my true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for me and in my name, place and stead, in any and all capacities, to sign a Form 10-K Annual Report for the fiscal year ended July 28, 1995, to be filed on behalf of Piggly Wiggly Alabama Distributing Co., Inc. with the Securities and Exchange Commission and to sign any or all amendments to said 10-K Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and I grant unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as I might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal on this the 16th day of October, 1995.

                                     /s/   Louis Day
                                     ---------------
                                           LOUIS DAY


STATE OF ALABAMA      )
JEFFERSON COUNTY      )

     I, Bobby Martin, a Notary Public in and for said County and State, hereby certify that LOUIS DAY, whose name is signed to the foregoing Power of Attorney, and who is known to me, acknowledged before me on this day that, being informed of the contents of the Power of Attorney, he executed the same voluntarily on the day the same bears date.
     Given under my hand and official seal, this the 16th day of October, 1995.

                                  /s/   Bobby Martin
                                  ---------------------------
                                        Bobby Martin
                                        NOTARY PUBLIC
                                        My Commission Expires: 7/25/96

STATE OF ALABAMA      )
JEFFERSON COUNTY      )

                            POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that I, MARY HARDIN, as a Director of Piggly Wiggly Alabama Distributing Co., Inc., do hereby constitute and appoint D. T. Stewart as my true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for me and in my name, place and stead, in any and all capacities, to sign a Form 10-K Annual Report for the fiscal year ended July 28, 1995, to be filed on behalf of Piggly Wiggly Alabama Distributing Co., Inc. with the Securities and Exchange Commission and to sign any or all amendments to said 10-K Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and I grant unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as I might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal on this the 16th day of October, 1995.

                                     /s/   Mary Hardin
                                     -----------------
                                           MARY HARDIN

STATE OF ALABAMA      )
JEFFERSON COUNTY      )

     I, Bobby Martin, a Notary Public in and for said County and State, hereby certify that MARY HARDIN, whose name is signed to the foregoing Power of Attorney, and who is known to me, acknowledged before me on this day that, being informed of the contents of the Power of Attorney, he executed the same voluntarily on the day the same bears date.
     Given under my hand and official seal, this the 16th day of October, 1995.

                                  /s/   Bobby Martin
                                  ---------------------------
                                        Bobby Martin
                                        NOTARY PUBLIC
                                        My Commission Expires: 7/25/96

STATE OF ALABAMA      )
JEFFERSON COUNTY      )

                            POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that I, BILLY HUFF, as a Director of Piggly Wiggly Alabama Distributing Co., Inc., do hereby constitute and appoint D. T. Stewart as my true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for me and in my name, place and stead, in any and all capacities, to sign a Form 10-K Annual Report for the fiscal year ended July 28, 1995, to be filed on behalf of Piggly Wiggly Alabama Distributing Co., Inc. with the Securities and Exchange Commission and to sign any or all amendments to said 10-K Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and I grant unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as I might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal on this the 16th day of October, 1995.

                                     /s/   Billy Huff
                                     -----------------
                                           BILLY HUFF


STATE OF ALABAMA      )
JEFFERSON COUNTY      )

     I, Bobby Martin, a Notary Public in and for said County and State, hereby certify that BILLY HUFF, whose name is signed to the foregoing Power of Attorney, and who is known to me, acknowledged before me on this day that, being informed of the contents of the Power of Attorney, he executed the same voluntarily on the day the same bears date.
     Given under my hand and official seal, this the 16th day of October, 1995.

                                  /s/   Bobby Martin
                                  ---------------------------
                                        Bobby Martin
                                        NOTARY PUBLIC
                                        My Commission Expires: 7/25/96

STATE OF ALABAMA      )
JEFFERSON COUNTY      )

                            POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that I, JAMES SALMON, as a Director of Piggly Wiggly Alabama Distributing Co., Inc., do hereby constitute and appoint D. T. Stewart as my true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for me and in my name, place and stead, in any and all capacities, to sign a Form 10-K Annual Report for the fiscal year ended July 28, 1995, to be filed on behalf of Piggly Wiggly Alabama Distributing Co., Inc. with the Securities and Exchange Commission and to sign any or all amendments to said 10-K Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and I grant unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as I might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal on this the 16th day of October, 1995.

                                     /s/   James Salmon
                                     ------------------
                                           JAMES SALMON


STATE OF ALABAMA      )
JEFFERSON COUNTY      )

     I, Bobby Martin, a Notary Public in and for said County and State, hereby certify that JAMES SALMON, whose name is signed to the foregoing Power of Attorney, and who is known to me, acknowledged before me on this day that, being informed of the contents of the Power of Attorney, he executed the same voluntarily on the day the same bears date.
     Given under my hand and official seal, this the 16th day of October, 1995.

                                  /s/   Bobby Martin
                                  ---------------------------
                                        Bobby Martin
                                        NOTARY PUBLIC
                                        My Commission Expires: 7/25/96

STATE OF ALABAMA      )
JEFFERSON COUNTY      )

                            POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that I, HOMER VINSON, as a Director of Piggly Wiggly Alabama Distributing Co., Inc., do hereby constitute and appoint D. T. Stewart as my true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for me and in my name, place and stead, in any and all capacities, to sign a Form 10-K Annual Report for the fiscal year ended July 28, 1995, to be filed on behalf of Piggly Wiggly Alabama Distributing Co., Inc. with the Securities and Exchange Commission and to sign any or all amendments to said 10-K Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and I grant unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as I might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, I have hereunto set my hand and seal on this the 16th day of October, 1995.

                                     /s/   Homer Vinson
                                     ------------------
                                           HOMER VINSON


STATE OF ALABAMA      )
JEFFERSON COUNTY      )

     I, Bobby Martin, a Notary Public in and for said County and State, hereby certify that HOMER VINSON, whose name is signed to the foregoing Power of Attorney, and who is known to me, acknowledged before me on this day that, being informed of the contents of the Power of Attorney, he executed the same voluntarily on the day the same bears date.
     Given under my hand and official seal, this the 16th day of October, 1995.

                                  /s/   Bobby Martin
                                  ---------------------------
                                        Bobby Martin
                                        NOTARY PUBLIC
                                        My Commission Expires: 7/25/96