Form 10-K/A
period 1995-07-28
PIGGLY WIGGLY ALABAMA DISTRIBUTING CO INC
filed 1995-10-31
CIK 766592

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

               Common Stock, Par Value $0.01 -- $12,225,973

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

Recent Developments

     The Board of Directors approved a plan of expansion in April 1994. Site work on the expansion began in September 1994 with approximately 130,000 square feet of additional dry grocery space completed during the fiscal year ended July 28, 1995 at a cost of approximately $6,335,000. An additional 80,000 square feet of new freezer space was under construction at fiscal year end with an accumulated cost of approximately $5,926,400. The new freezer space was placed in service in September 1995.

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

                                                 Principal           Amount of
                                               Occupation, (1)       Common Stock
                                  Expiration     Position            and Nature of
                                      of        with Company           Beneficial         Percent
                                    Term of     and Director-          Ownership           of
                        Director   Office as   ship of Other                              Common
  Name and Age           Since     Director      Companies         Direct   Indirect      Stock

Julian Gordon (64)         1980     1996       Chairman of the       -0-     1,371 (2)     1.8%
                                               Board, Grocery
                                               Store Operator
                                               (former President
                                               of the Company)(2)

James Salmon (67)          1970     1996       Vice Chairman of      -0-     2,559 (3)     3.3%
                                               the Board, Director
                                               Grocery Store
                                               Operator(3)

Homer Vinson (62)          1983     1996       Secretary/Treasurer   -0-       972 (4)     1.3%
                                               of the Company
                                               Director, Grocery
                                               Store Operator(4)

Mary Hardin (80)           1972     1997       Director, Grocery     -0-     5,366 (5)     6.9%
                                               Store Operator(5)

Louis Day (66)             1985     1997       Director, Grocery     -0-     1,365 (6)     1.7%
                                               Store Operator(6)

J.T. Milligan (60)         1985     1997       Director, Grocery     -0-     2,590 (7)     3.3%
                                               Store Operator(7)

Billy Huff (60)            1987     1998       Director, Grocery     -0-     1,304 (8)     1.7%
                                               Store Operator(8)

Stanley Virciglio (61)     1987     1998       Director, Grocery     -0-     1,792 (9)     2.3%
                                               Store Operator(9)

Syrol McLain (62)          1995     1998       Director, Grocery     -0-     1,589(10)     1.6%
                                               Store Operator(10)

D.T. Stewart (50)         Not a      --        President             -0-      -0-           0 %
                          Director             Chief Executive
                                               Officer(11)

Louia Moseley (49)        Not a      --        Senior Vice           -0-      -0-           0 %
                          Director             President
                                               and MIS Director(12)

Jerry McCann (46)         Not a      --        Vice President        -0-      -0-           0 %
                          Director             and Director Retail
                                               Operations(13)

Bobby L. Martin (49)      Not a      --        Vice President        -0-      -0-           0 %
                          Director             of Finance and
                                               Controller(14)

     Total ownership interest of executive
     officers and directors as a group                               -0-   18,908         24.2%


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

 (4) Homer Vinson shares investment and voting interest in Piggly
     Wiggly of Red Bay, Inc. which owns in the aggregate of 972 shares of Common Stock of the Company.

 (5) The 5,366 shares are owned by Hardin & Company, Inc. Mary G. Hardin shares investment and voting interest and owns 42% of the Common Stock of Hardin & Company, Inc., and her daughters, Mary Lee Hardin and Elizabeth Hardin, each own 29% of the Common Stock of Hardin & Company, Inc. (See footnotes 1, 2 and 3 on pages 34 and 35).

 (6) Louis Day shares investment and voting interest in L.A. Day
     Company, Inc. and Piggly Wiggly of Middle Tennessee, Inc., which corporations own in the aggregate 1,365 shares of Common Stock of the Company.

 (7) J.T. Milligan holds the sole investment and voting interest in J.T.M. Corporation and shares investment and voting interest in South Star Food Corp., which corporations own in the aggregate 2,590 shares of Common Stock of the Company. The total of 2,590 shares beneficially owned does not include shares of Common Stock owned or under subscription by B.G. Milligan and J. Keith Milligan, Mr. Milligan's sons and Ubagit Corp., a corporation owned by Mr. Milligan's family, who collectively own 1,351 shares of Common Stock of the Company.

 (8) Billy Huff shares investment and voting interest in The Huff
     Corporation, Westco Foods, Inc., B&F Foods, Inc. and Shuqualak Foods, Inc., which corporations own 1,304 shares of Common
     Stock of the Company.

 (9) Stanley Virciglio owns the sole investment and voting interest in Piggly Wiggly Food Stores of Jefferson County, Inc., which owns 1,792 shares of Common Stock of the Company.

(10) Syrol McLain owns the sole investment and voting interest in McLain Grocery Co., Inc., Piggly Wiggly of Buchanan, Georgia, Inc., McLain's Hogansville Grocery Co., Inc. and McLain's Dillard Grocery, Inc., which owns 1,589 shares of Common Stock of the Company and currently has 359 shares of Common Stock of the Company under subscription.

(11) D.T. Stewart, the President and Chief Executive Officer of the Company, has been involved actively with the wholesale level of the grocery business since his employment with the Company in 1965. He was elected President and Chief Executive Officer on January 1, 1994, prior to that time served as First Vice President.

(12) Louia Moseley, the Senior Vice President and MIS Director, has been involved with the wholesale level of the grocery business since his employment with the Company in 1965.

(13) Jerry McCann, Vice President and Director Retail Operations, has been involved with the wholesale level of the grocery business since his employment with the Company in 1988.

(14) Bobby L. Martin, Vice President of Finance and Controller of the Company, has been involved with the wholesale level of the grocery business since his employment with the Company in 1982.


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

Bank line of credit    $       -          -  % (a)     $      -    (a)     $       -   (a)       6.00% (a)

At July 29, 1994

Debentures payable     $   100,000       6.50% (a)     $   100,000 (a)     $   100,000 (a)       5.75% (a)

Bank line of credit    $       -          -  % (a)     $      -    (a)     $       -   (a)       7.75% (a)

At July 28, 1995

Debentures payable     $ 3,115,427       7.0 % (a)     $ 3,115,427 (a)     $ 1,607,714 (a)       6.8 % (a)

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