Form 10-K/A
period 1995-07-28
PIGGLY WIGGLY ALABAMA DISTRIBUTING CO INC
filed 1995-11-21
CIK 766592

[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          JUL-28-1995
[PERIOD-END]                               JUL-28-1995
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                   10,587
[ALLOWANCES]                                         0
[INVENTORY]                                     18,220
[CURRENT-ASSETS]                                28,979
[PP&E]                                          33,497
[DEPRECIATION]                                  10,454
[TOTAL-ASSETS]                                  63,874
[CURRENT-LIABILITIES]                           26,333
[BONDS]                                              0
[COMMON]                                             1
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                      16,071
[TOTAL-LIABILITY-AND-EQUITY]                    63,874
[SALES]                                        402,682
[TOTAL-REVENUES]                               404,582
[CGS]                                          383,008
[TOTAL-COSTS]                                    5,931
[OTHER-EXPENSES]                                 4,037
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               1,494
[INCOME-PRETAX]                                    400
[INCOME-TAX]                                       146
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       254
[EPS-PRIMARY]                                     3.35
[EPS-DILUTED]                                     3.35