Form 10-Q
period 1995-08-31
PIGGLY WIGGLY ALABAMA DISTRIBUTING CO INC
filed 1995-12-05
CIK 766592

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20049

                                  Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 27, 1995        Commission File Number 33-19645


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

Indicate the number of shares outstanding of each for the issuer's class of common stock, as of the latest practical date.

       Class                  Outstanding at October 27, 1995
      ------                  -------------------------------
      Common                               76,870


                PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.


                                    INDEX



Part 1. Financial Information

     Balance Sheets - October 27, 1995 and July 28, 1995           3-4

     Statements of Income - Thirteen weeks ended October
              27, 1995 and October 28, 1994                          5

     Statements of Stockholders' Equity - Thirteen weeks
              ended October 27, 1995 and October 28, 1994            6

     Statements of Cash Flows - Thirteen weeks ended October
              27, 1995 and October 28, 1994                        7-8

     Notes to Financial Statements                                   9

     Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                   10

Part II. OTHER INFORMATION                                          11



                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)


                                                                      October 27, 1995
Piggly Wiggly Alabama Distributing Co., Inc.                          and July 28, 1995



    Assets                                      October            July

Current assets
   Short-term investments                     $   110,675      $   110,675
   Receivables
         Trade accounts                        10,821,719       10,426,382
         Other                                    156,900          160,494
   Inventories                                 21,268,426       18,219,615
   Prepaid expenses                               448,273           54,063
   Advanced taxes                                   7,700            7,700
                                              -----------      -----------
         Total current assets                  32,813,693       28,978,929

Deferred accounts receivable                    1,232,552        1,273,710

Property, plant and equipment, at cost
   net of accumulated depreciation of
   $10,040,014 (1995, $10,453,925)             28,853,976       23,043,157

Leased property under capital leases,
   net of amortization of $658,732
   (1995, $504,185)                             2,651,564        2,806,111

Other assets
   Unamortized loan costs                         430,830          448,332
   Property held for sale or lease              1,397,503        1,397,503
   Construction in progress                         -            5,926,364
                                              -----------      -----------
         Total other assets                     1,828,333        7,772,199
                                              -----------      -----------
         Total Assets                         $67,380,118      $63,874,106
                                              -----------      -----------
                                              -----------      -----------

         See accompanying notes to unaudited financial information.



                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)


                                                                      October 27, 1995
Piggly Wiggly Alabama Distributing Co., Inc.                          and July 28, 1995


   Liabilities and Stockholders' Equity         October            July

Current liabilities
   Checks outstanding - net                   $ 2,261,932      $   822,440
   Current installments on long-term
         debt                                   2,091,000        2,039,845
   Notes payable - operators                    3,220,427        3,115,427
   Accounts payable - trade                    14,687,208       16,403,289
   Accrued income taxes                            36,000            -
   Accrued expenses                               879,552        1,933,105
   Accrued patronage dividend                   2,533,234        2,018,506
                                              -----------      -----------
         Total current liabilities             25,709,353       26,332,612

Long-term debt, excluding current
installments
   Notes payable                               13,668,269        9,931,732
   Capitalized lease obligations                2,281,176        2,420,177
   Patronage notes                              8,930,520        8,573,059
   Deferred compensation                          171,476          171,585
   Deferred income taxes                          372,300          372,300
                                              -----------      -----------
         Total long-term debt                  25,423,741       21,468,853
                                              -----------      ----------
         Total liabilities                    $51,133,094      $47,801,465

Stockholders' equity
   Common stock of $.01 par value
         per share, authorized 200,000
         shares, issued 76,870
         (1995, 73,236) shares                $       769      $       732
   Additional paid-in capital                  14,123,649       13,252,912
   Common stock purchase deposits                 330,254        1,006,262
   Retained earnings                            1,792,352        1,812,734
                                              -----------      -----------
         Total stockholders' equity           $16,247,024      $16,072,640
                                              -----------      -----------
         Total liabilities and stock-
         holders' equity                      $67,380,118      $63,874,105
                                              -----------      -----------
                                              -----------      -----------

         See accompanying notes to unaudited financial information.


                  Piggly Wiggly Alabama Distributing Co., Inc.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      Thirteen Weeks Ended
                                                   ---------------------------
                                                   October 27,     October 28,
                                                      1995            1994

Sales                                             $104,721,329    $ 99,096,026
Cost of sales                                       99,582,647      94,191,398
                                                  ------------    ------------
Gross profit on sales                                5,138,682       4,904,628

Purchase discounts                                   1,600,797       1,489,382
Other operating income                                 783,769         359,221
                                                  ------------    ------------
Gross profit                                         7,523,248       6,753,231

Depreciation & amortization                            703,113         530,869
Other operating expenses                             5,215,974       4,721,562
                                                  ------------    ------------
Total operating expenses                             5,919,087       5,252,431
                                                  ------------    ------------
Operating income                                     1,604,161       1,500,800

Interest expense                                       503,045         441,776

Patronage dividends                                  1,001,116         959,024
                                                  ------------    ------------
Income before income
  taxes                                                100,000         100,000

Provision for income
  taxes                                                 36,000          36,000
                                                  ------------    ------------
Net income                                        $     64,000    $     64,000
                                                  ------------    ------------
                                                  ------------    ------------

Earnings per common share
  and common share equivalent                           $ 0.81          $ 0.86
                                                        ------          ------
                                                        ------          ------
Earnings per common share
  and common share equivalent -
  assuming full dilution                                $ 0.81          $ 0.86
                                                        ------          ------
                                                        ------          ------


          See accompanying notes to unaudited financial information.

                  Piggly Wiggly Alabama Distributing Co., Inc.

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)

                                                     Thirteen Weeks Ended
                                                  ---------------------------
                                                  October 27,    October 28,
                                                     1995           1994
Common Stock

Beginning balance                                 $       732    $        690
  New issues                                               51              53
  Redemptions                                             (14)            (16)
                                                  -----------     -----------
Ending balance                                    $       769     $       727

Additional Paid-in
 Capital

Beginning balance                                 $13,252,912     $12,213,162
  Premiums received                                 1,105,165       1,136,552
  Refund of premiums
   upon  redemption                                  (234,428)       (246,438)
                                                  -----------     -----------
Ending balance                                    $14,123,649     $13,103,274

Common Stock
 Purchase Deposits

Beginning balance                                 $ 1,006,262     $ 1,031,944
  Cash collections                                    429,208         446,325
  Stock issued                                     (1,105,216)     (1,136,605)
                                                  -----------     -----------
Ending balance                                    $   330,254     $   341,664

Retained Earnings

Beginning balance                                 $ 1,812,734     $ 1,682,413
  Net income                                           64,000          64,000
  Excess of stock
   redemption price
   over purchase price                                (84,382)        (95,135)
                                                  -----------     -----------
Ending balance                                    $ 1,792,352     $ 1,651,278


Total Stockholders'
  equity                                          $16,247,024     $15,096,943
                                                  -----------     -----------
                                                  -----------     -----------

         See accompanying notes to unaudited financial information.

                Piggly Wiggly Alabama Distributing Co., Inc.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                      Thirteen Weeks Ended
                                                  -----------------------------
                                                   October 27,     October 28,
                                                      1995            1994
Cash flows from operating
       activities:
  Received from customers                         $104,320,678    $ 98,143,532
  Paid for cost of sales
       & inventories                              (103,646,889)    (95,666,997)
  Paid to other
       supplies & employees                         (5,743,441)     (4,985,196)
  Paid for patronage dividends                          14,170           -
  Interest received                                     34,286          64,782
  Interest paid                                       (518,755)       (453,130)
  Income taxes paid                                      -             (15,850)
  Miscellaneous income received                        739,922         280,083
                                                  ------------    ------------
  Net cash provided (used) by
       operating activities                         (4,800,029)     (2,632,776)

Cash flows from investing
       activities:
  Purchase of equipment                               (433,021)       (219,524)
  Loan costs                                            17,501        (159,860)
  Construction in process                                -            (476,077)
  Notes receivable - net                                44,752         193,823
  Proceeds - sale of property                           14,875          14,135
                                                  ------------    ------------
  Net cash provided (used) by
       investing activities                           (355,893)       (647,503)

Cash flows from financing
       activities:
  Checks outstanding - net                           1,439,492       1,212,260
  Proceeds - operator loans                            105,000         475,000
  Proceeds - bank loan                               5,000,000           -
  Debt reduction - long-term                        (1,498,954)     (1,326,968)
  Proceeds from collections
       on stock subscriptions                          429,208         446,322
  Redemption cost of common stock                     (318,824)       (341,588)
                                                  ------------    ------------
  Net cash provided (used) by
       financing activities                          5,155,922         465,026

  Net increase (decrease) in
       cash and cash equivalents                  $      -        $ (2,815,253)

Cash and cash equivalents at
       beginning of the period                           -           2,815,253
                                                  ------------    ------------
Cash and cash equivalents at
       end of the period                          $      -        $      -
                                                  ------------    ------------
                                                  ------------    ------------

         See accompanying notes to unaudited financial information.


               Piggly Wiggly Alabama Distributing Co., Inc.

                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                       Thirteen Weeks Ended
                                                    --------------------------
                                                    October 27,    October 28,
                                                       1995           1994

Reconciliation of net income
  to net cash provided by
  operating activities:

Net income                                        $    64,000     $    64,000
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
Depreciation & amortization                           703,113          530,869
(Gain) on sale of property,
  plant & equipment                                   (14,875)         (5,095)
Changes in assets and liabilities:
  (Increase) in trade
       receivables                                   (395,337)       (961,755)
  (Increase) in inventories                        (3,048,811)     (4,113,205)
  (Increase) in prepaid expense                      (394,210)       (328,085)
   Increase (decrease) in
       accounts payable and
       accrued expenses                            (2,769,634)      1,197,303
   Increase in accrued income
       taxes payable                                   36,000          20,150
   Increase in deferred patronage
       dividends payable                            1,015,286         959,024
   Increase in deferred compensa-
       tion payable                                     4,439           4,018
                                                  -----------     -----------
Net cash (used) by
  operating activities                            $(4,800,029)    $(2,632,776)
                                                  -----------     -----------
                                                  -----------     -----------

               See accompanying notes to unaudited financial information.


                  Notes to Quarterly Financial Statements
                           (UNAUDITED)

              October 27, 1995 and October 28, 1994

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

    The accounting policies followed by the Company are set forth in note 1 of the Company's financial statements in the Form
    10-K report for the year ended July 28, 1995 which is incorporated by reference.

3. The results of operations for the thirteen weeks ended October 27, 1995 and October 28, 1994 are not necessarily indicative of the results to be expected for the full year.

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



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources - During the quarters presented, cash was used by operating activities, primarily due to the increase in inventories.

During the quarter ended October 27, 1995, cash was used in financing activities to retire long-term debt. The $5,000,000 proceeds relate to the construction line of credit which is due in three years. During the 1995 quarter, $105,000 was borrowed from the operators at 80% of the prime rate. These loans are due on demand. Other sources and uses of cash in financing activities were the routine sale of stock and reduction in long-term debt.

Operating Results - During the thirteen weeks ended October 27, 1995 compared to the thirteen weeks ended October 28, 1994, sales increased 5.7% ($5,625,000) and gross profits increased 11.4% ($770,000). Gross profits increased at a greater rate than sales due to increases in other operating income ($425,000). Operating expenses increased 12.7% ($667,000) due to increases in costs of labor resulting from improvements in output quality by the shipping departments and increased depreciation from the warehouse expansion. Due to the above mentioned changes, operating income increased 6.9% ($103,000) and, combined with a 13.9% ($61,000)
increase in interest expense due to loans for the warehouse expansion, resulted in a 4.4% ($42,000) increase in patronage dividends for the period.


                   PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits - None

        (b) Reports of Form 8-K - There were no reports on form
            8-K for the thirteen weeks ended October 27, 1995.



                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                   PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
                                  (Registrant)


Dated: __________________        _________________________________________
                                 D.T. Stewart, President and Chief
                                 Executive Officer

Dated: __________________        _________________________________________
                                 Bobby L. Martin, Vice-President of
                                 Finance and Controller