Form 10-K/A
period 1995-07-28
PIGGLY WIGGLY ALABAMA DISTRIBUTING CO INC
filed 1996-01-03
CIK 766592

<NOTE>

                FEE PAID VIA FEDWIRE

</NOTE>



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

                         AMENDMENT NO. 3

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

By: /s/ D. T. Stewart                             January 2, 1996
   -------------------------                      ----------------
        D. T. Stewart                                  Date
        President and Chief
        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                  Title                        Date

                         Chairman of the Board            January 2, 1996
    Julian Gordon

                         President and Chief              January 2, 1996
    D. T. Stewart        Executive Officer

                         Vice President of                January 2, 1996
    Bobby L. Martin      Finance

                         Secretary, Treasurer             January 2, 1996
    Homer Vinson         and Director

                         Director                         January 2, 1996
    Mary Hardin

                         Director                         January 2, 1996
    Louis Day

                         Director                         January 2, 1996
    J. T. Milligan

                         Director                         January 2, 1996
    Billy Huff

                         Director                         January 2, 1996
    Stanley Virciglio

                         Vice Chairman of the             January 2, 1996
    James Salmon         Board and Director

                         Director                         January 2, 1996
    Syrol McClain


*Executed by D. T. Stewart
 Pursuant to Power of Attorney




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

    27        Financial Data Schedule.............................