Form 10-Q
period 1996-01-26
PIGGLY WIGGLY ALABAMA DISTRIBUTING CO INC
filed 1996-03-05
CIK 766592

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20049




                                  Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 26, 1996    Commission File Number 33-19645


            PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
       ______________________________________________________
       (Exact name of registrant as specified in its charter)


        ALABAMA                                 63-0393676
________________________           ___________________________________
(State of Incorporation)           (I.R.S. Employer identification No.)

2400 J. Terrell Wooten Drive, Bessemer, Alabama 35020
_____________________________________________________
 (Address of principal executive office and zip code)

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

Indicate the number of shares outstanding of each for the issuer's class of common stock, as of the latest practical date.

      Class                  Outstanding at January 26, 1996
      ______                 _______________________________
      Common                               77,234


                PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.


                                    INDEX



Part 1. Financial Information

     Balance Sheets - January 26, 1996 and July 28, 1995           3-4

     Statements of Income - Thirteen weeks and twenty-six
        weeks ended January 26, 1996 and January 27, 1995            5

     Statements of Stockholders' Equity - Thirteen weeks
        and twenty-six weeks ended January 26, 1996 and
        January 27, 1995                                             6

     Statements of Cash Flows - Twenty-six weeks ended
        January 26, 1996 and January 27, 1995                      7-8

     Notes to Financial Statements                                   9

     Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                        10

Part II. OTHER INFORMATION

     Exhibit 27                                                     11



                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                          January 26, 1996
Piggly Wiggly Alabama Distributing Co., Inc.             and July 28, 1995


    Assets                                       January          July

Current assets
   Short-term investments                     $    10,675      $   110,675
   Receivables
         Trade accounts                        11,596,898       10,426,382
         Other                                    159,000          160,494
   Inventories                                 22,141,582       18,219,615
   Prepaid expenses                               257,570           54,063
   Advanced taxes                                   7,700            7,700
                                              -----------      -----------
         Total current assets                  34,173,425       28,978,929

Deferred accounts receivable                    1,204,650        1,273,710

Property, plant and equipment, at cost
   net of accumulated depreciation of
   $11,394,692 (1995, $10,453,925)             28,282,281       23,043,157

Leased property under capital leases,
   net of amortization of $832,767
   (1995, $504,185)                             2,542,489        2,806,111

Other assets
   Unamortized loan costs                         413,329          448,332
   Property held for sale or lease              1,397,503        1,397,503
   Construction in progress                         -            5,926,364
                                              -----------      -----------
      Total other assets                        1,810,832        7,772,199
                                              -----------      -----------
         Total Assets                         $68,013,677      $63,874,106
                                              -----------      -----------
                                              -----------      -----------

         See accompanying notes to unaudited financial information.



                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                         January 26, 1996
Piggly Wiggly Alabama Distributing Co., Inc.            and July 28, 1995



   Liabilities and Stockholders' Equity         January            July

Current liabilities
   Checks outstanding                         $ 2,304,513      $   822,440
   Current installments on long-term
         debt                                   2,137,000        2,039,845
   Accounts payable - trade                    16,402,519       16,403,289
   Accrued income taxes                            72,000            -
   Accrued expenses                               979,452        1,933,105
   Accrued patronage dividend                   2,797,404        2,018,506
                                              -----------      -----------
         Total current liabilities             24,692,888       23,217,185

Long-term debt, excluding current
installments
   Notes payable                               11,264,173        9,931,732
   Notes payable - operators                    3,520,431        3,115,427
   Capitalized lease obligations                2,191,086        2,420,177
   Patronage notes                              9,117,627        8,573,059
   Deferred compensation                          139,915          171,585
   Deferred income taxes                          372,300          372,300
                                              -----------      -----------
         Total long-term debt                  26,605,532       24,584,280
                                              -----------      -----------
         Total liabilities                    $51,298,420      $47,801,465


Stockholders' equity
   Common stock of $.01 par value
         per share, authorized 200,000
         shares, issued 77,234
         (1995, 73,236) shares                $       772      $       732
   Additional paid-in capital                  14,208,987       13,252,912
   Common stock purchase deposits                 654,303        1,006,262
   Retained earnings                            1,851,195        1,812,734
                                              -----------      -----------
         Total stockholders' equity           $16,715,257      $16,072,640
                                              -----------      -----------
         Total liabilities and stock-
         holders' equity                      $68,013,677      $63,874,105
                                              -----------      -----------
                                              -----------      -----------

         See accompanying notes to unaudited financial information.



               Piggly Wiggly Alabama Distributing Co., Inc.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                            Thirteen Weeks Ended       Twenty-six Weeks Ended
                          January 26,  January 27,    January 26,  January 27,
                             1996         1995           1996         1995

Sales                    $111,166,990 $101,747,822   $215,888,319 $200,843,848
Cost of sales             105,701,088   96,658,844    205,283,735  190,850,242
                         ------------ ------------   ------------ ------------
Gross profit on sales       5,465,902    5,088,978     10,604,584    9,993,606

Purchase discounts          1,677,532    1,530,244      3,278,329    3,019,626
Other operating income        245,467      770,587      1,029,236    1,129,808
                         ------------ ------------   ------------ ------------
Gross profit                7,388,901    7,389,809     14,912,149   14,143,040

Depreciation & amortization   688,196      522,765      1,391,309    1,053,634
Other operating expenses    5,593,328    4,832,137     10,809,302    9,553,699
                         ------------ ------------   ------------ ------------
Total operating expenses    6,281,524    5,354,902     12,200,611   10,607,333
                         ------------ ------------   ------------ ------------
Operating income            1,107,377    2,034,907      2,711,538    3,535,707

Interest expense              544,340      421,390      1,047,385      863,166

Patronage dividends           463,037    1,513,517      1,464,153    2,472,541
                         ------------ ------------   ------------ ------------
Income before income
  taxes                       100,000      100,000        200,000      200,000

Provision for income
  taxes                        36,000       34,000         72,000       70,000
                         ------------ ------------   ------------ ------------
Net income               $     64,000 $     66,000   $    128,000 $    130,000
                         ------------ ------------   ------------ ------------
                         ------------ ------------   ------------ ------------

Earnings per common share
  and common share equivalent  $ 0.82       $ 0.89         $ 1.63       $ 1.75
                               ------       ------         ------       ------
                               ------       ------         ------       ------

Earnings per common share
  and common share equivalent -
  assuming full dilution       $ 0.82       $ 0.89         $ 1.63       $ 1.75
                               ------       ------         ------       ------
                               ------       ------         ------       ------


          See accompanying notes to unaudited financial information.



                 Piggly Wiggly Alabama Distributing Co., Inc.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                            Thirteen Weeks Ended      Twenty-six Weeks Ended
                          January 26,  January 27,   January 26,   January 27,
                             1996         1995          1996          1995

Common Stock
Beginning balance        $       769  $       727   $         732  $       690
  New issues                       6            6              57           59
  Redemptions                     (3)         (12)            (17)         (28)
                         -----------  -----------     -----------  -----------
Ending balance           $       772  $       721     $       772  $       721


Additional Paid-in
 Capital

Beginning balance        $14,123,649  $13,103,274     $13,252,912  $12,213,162
  Premiums received          141,887      125,850       1,247,230    1,262,402
  Refund of premiums
   upon  redemption          (56,549)    (242,521)       (291,155)    (488,961)
                         -----------  -----------     -----------  -----------
Ending balance           $14,208,987  $12,986,603     $14,208,987  $12,986,603

Common Stock
 Purchase Deposits

Beginning balance        $   330,254  $   341,664     $ 1,006,262  $ 1,031,944
  Cash collections           466,120      345,670         895,328      791,995
  Stock issued              (142,071)    (125,856)     (1,247,287)  (1,262,461)
                         -----------  -----------     -----------  -----------
Ending balance           $   654,303  $   561,478      $  654,303  $   561,478

Retained Earnings

Beginning balance        $ 1,792,352  $ 1,651,278     $ 1,812,734  $ 1,682,413
  Net income                  64,000       66,000         128,000      130,000
  Excess of stock
   redemption price
   over purchase price        (5,157)     (24,238)        (89,539)    (119,373)
                         -----------  -----------     -----------  -----------
Ending balance           $ 1,851,195  $ 1,693,040     $ 1,851,195  $ 1,693,040

Total Stockholders'
  equity                 $16,715,257  $15,241,842     $16,715,257  $15,241,842
                         -----------  -----------     -----------  -----------
                         -----------  -----------     -----------  -----------

          See accompanying notes to unaudited financial information.



                 Piggly Wiggly Alabama Distributing Co., Inc.

                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                   Twenty-six Weeks Ended
                                                January 26        January 27
                                                   1996              1995
Cash flows from operating
       activities:
  Received from customers                      $ 214,713,990     $ 200,736,697
  Paid for cost of sales
       & inventories                            (206,815,913)     (188,956,402)
  Paid to other
       supplies & employees                      (11,086,696)       (9,658,375)
  Paid for patronage dividends                        46,822              (497)
  Interest received                                   60,449           144,929
  Interest paid                                   (1,066,504)         (874,354)
  Income taxes paid                                    -               (15,850)
  Misc. income received                              955,425           735,935
                                               -------------     -------------
  Net cash provided (used) by
       operating activities                       (3,192,427)        2,112,083
                                               -------------     -------------

Cash flows from investing
       activities:
  Purchase of equipment                             (405,444)         (206,313)
  Loan costs                                           -              (189,860)
  Construction in process                              -            (3,674,755)
  Notes receivable - net                              70,553           254,229
  Decrease in short-term
       investments                                   100,000         1,037,981
  Proceeds - sale of property                         17,175            18,435
                                               -------------     -------------
  Net cash (used) by
       investing activities                         (217,716)       (2,760,283)
                                               -------------     -------------

Cash flows from financing
       activities:
  Checks outstanding - net                         1,482,073             -
  Proceeds - operator loans                          410,003         1,175,000
  Proceeds - bank loan                             2,317,000             -
  Debt reduction - long-term                      (1,313,550)       (1,891,452)
  Proceeds from collections
       on stock subscriptions                        895,328           791,995
  Redemption cost of common stock                   (380,711)         (608,362)
                                               -------------     -------------
  Net cash provided (used) by
       financing activities                        3,410,143          (532,819)
                                               -------------     -------------
  Net (decrease) in
       cash and cash equivalents               $       -         $  (1,181,019)
                                               -------------     -------------
Cash and cash equivalents at
       beginning of the period                         -             2,815,253
                                               -------------     -------------
Cash and cash equivalents at
       end of the period                       $       -         $   1,634,234
                                               -------------     -------------
                                               -------------     -------------

        See accompanying notes to unaudited financial information.


               Piggly Wiggly Alabama Distributing Co., Inc.

                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    Twenty-six Weeks Ended
                                                  January 26        January 27
                                                     1996              1995

Reconciliation of net income
  to net cash provided by
  operating activities:
Net income                                     $    128,000       $    130,000
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
Depreciation & amortization                        1,391,309         1,053,634
(Gain) on sale of property,
  plant & equipment                                  (17,175)         (258,385)
Changes in assets and liabilities:
  (Increase) in trade receivables                 (1,175,516)          (97,710)
  (Increase) in inventories                       (3,921,967)         (763,740)
  (Increase) in prepaid expense                     (203,507)          (57,657)
  (Decrease) in accounts payable
       and accrued expenses                         (954,424)         (392,289)
   Increase in accrued income
       taxes payable                                  72,000            54,150
   Increase in deferred patronage
       dividends payable                           1,510,975         2,472,044
  (Decrease) in deferred compensa-
       tion payable                                  (27,122)          (27,964)
                                                 -----------       -----------
Net cash (used) by
  operating activities                           $(3,192,427)      $ 2,112,083
                                                 -----------       -----------
                                                 -----------       -----------

        See accompanying notes to unaudited financial information.


                  Notes to Quarterly Financial Statements
                           (UNAUDITED)

              January 26, 1996 and January 27, 1995

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

3.  The results of operations for the twenty-six weeks ended
    January 26, 1996 and January 27, 1995 are not necessarily indicative of the results to be expected for the full year.

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

6.  As of January 26, 1996, the Company classified $3,520,431 of
    Operator Notes as long-term debt. The Company has both the intent and the ability, through its revolving credit agreement, to refinance these amounts on a long-term basis.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources - During the 1996 quarters presented, cash was used by operating activities due to increases in inventory and accounts receivable. During the fiscal 1995 quarters, cash was provided by operating activities. This was primarily due to increases in deferred patronage dividends.

During the quarter ended January 26, 1996, the company received cash of $2,317,000 from the construction line of credit with the lead bank which is due in three years. The company repaid $5,000,000 on the construction line of credit which was borrowed the preceding quarter.

Operating Results - During the twenty-six weeks ended January 26, 1996 compared to the twenty-six weeks ended January 27, 1995, sales increased 7.5% ($15,044,000) and gross profits increased 5.4% ($769,000). Gross profits increased at a lower rate than sales due to changes in the product mix and decreases in other operating income ($101,000). Operating expenses increased 15.0% ($1,593,000) due to increases in depreciation. Due to the above mentioned changes, operating income decreased 23.3% ($824,000) and, combined with a 21.3% ($184,000) increase in interest expense due to the increase long-term debt resulted in a 40.8% ($1,008,000) decrease in patronage dividends for the period.

These trends were also reflected in the thirteen weeks ended
January 26, 1996.


                  PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits - None

        (b) Reports of Form 8-K - There were no reports on form
            8-K for the twenty-six weeks ended January 26, 1996.



                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                   PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.
                                  (Registrant)


Dated:______________     _________________________________

                         D.T. Stewart, President and Chief
                         Executive Officer

Dated:______________     _________________________________

                         Bobby L. Martin, Vice-President of
                         Finance and Controller