Form 10-Q
period 1996-04-26
PIGGLY WIGGLY ALABAMA DISTRIBUTING CO INC
filed 1996-06-10
CIK 766592

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20049




                                  Form 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 26, 1996    Commission File Number 33-19645


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

Indicate the number of shares outstanding of each for the issuer's class of common stock, as of the latest practical date.

      Class                  Outstanding at April 26, 1996
      Common                            77,205


                PIGGLY WIGGLY ALABAMA DISTRIBUTING CO., INC.


                                    INDEX

Part 1. Financial Information

     Balance Sheets - April 26, 1996 and July 28, 1995             3-4

     Statements of Income - Thirteen weeks and thirty-nine
        weeks ended April 26, 1996 and April 28, 1995                5

     Statements of Stockholders' Equity - Thirteen weeks
              and twenty-six weeks ended April 26, 1996 and
              April 28, 1995                                         6

     Statements of Cash Flows - Thirty-nine weeks ended
              April 26, 1996 and April 28, 1995                    7-8

     Notes to Financial Statements                                   9

     Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                   10

Part II. OTHER INFORMATION

     Exhibit 27                                                     11



                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                           April 26, 1996
Piggly Wiggly Alabama Distributing Co., Inc.              and July 28, 1995


    Assets                                       April             July


Current assets
   Short-term investments                     $    10,675      $   110,675
   Receivables
         Trade accounts                        12,321,883       10,426,382
         Other                                    161,120          160,494
   Inventories                                 21,678,454       18,219,615
   Prepaid expenses                               175,638           54,063
   Advanced taxes                                   7,700            7,700

         Total current assets                  34,355,470       28,978,929

Deferred accounts receivable                    1,166,448        1,273,710

Property, plant and equipment, at cost
   net of accumulated depreciation of
   $11,859,722 (1995, $10,453,925)             27,859,139       23,043,157

Leased property under capital leases,
   net of amortization of $990,561
   (1995, $504,185)                             2,384,695        2,806,111

Other assets
   Unamortized loan costs                         395,827          448,332
   Property held for sale or lease              1,397,503        1,397,503
   Construction in progress                         -            5,926,364

         Total other assets                     1,793,330        7,772,199

         Total Assets                         $67,559,082      $63,874,106

         See accompanying notes to unaudited financial information.



                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                            April 26, 1996
Piggly Wiggly Alabama Distributing Co., Inc.               and July 28, 1995



   Liabilities and Stockholders' Equity           April            July


Current liabilities
   Checks outstanding - net                   $ 2,898,191      $   822,440
   Current installments on long-term
         debt                                   2,182,638        2,039,845
   Accounts payable - trade                    16,688,611       16,403,289
   Accrued income taxes                           105,000-
   Accrued expenses                               981,002        1,933,105
   Accrued patronage dividend                   1,177,139        2,018,506

         Total current liabilities             24,032,581       23,217,185

Long-term debt, excluding current
installments
   Notes payable                               10,849,102        9,931,732
   Notes payable - operators                    3,555,431        3,115,427
   Capitalized lease obligations                2,047,202        2,420,177
   Patronage notes                              9,526,181        8,573,059
   Deferred compensation                          144,354          171,585
   Deferred income taxes                          372,300          372,300

         Total long-term debt                  26,494,570       24,584,280

         Total liabilities                    $50,527,151      $47,801,465


Stockholders' equity
   Common stock of $.01 par value
         per share, authorized 200,000
         shares, issued 77,205
         (1995, 73,236) shares                $       772      $       732
   Additional paid-in capital                  14,208,532       13,252,912
   Common stock purchase deposits                 912,967        1,006,262
   Retained earnings                            1,909,660        1,812,734

         Total stockholders' equity           $17,031,931      $16,072,640

         Total liabilities and stock-
         holders' equity                      $67,559,082      $63,874,105



         See accompanying notes to unaudited financial information.


               Piggly Wiggly Alabama Distributing Co., Inc.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                             Thirteen Weeks Ended   Thirty-nine Weeks Ended
                              April 26, April 28,    April 26,    April 28,
                                1996      1995          1996        1995

Sales                     109,352,941   98,894,843  325,241,260  299,738,691
Cost of sales             103,892,681   93,952,893  309,176,416  284,803,135

Gross profit on sales       5,460,260    4,941,950   16,064,844   14,935,556

Purchase discounts          1,603,442    1,442,542    4,881,771    4,462,168
Other operating income        241,205      708,485    1,270,441    1,838,293

Gross profit                7,304,907    7,092,977   22,217,056   21,236,017

Depreciation & amortization   649,387      526,772    2,040,696    1,580,406
Other operating expenses    5,198,958    4,576,960   16,008,260   14,130,659

Total operating expenses    5,848,345    5,103,732   18,048,956   15,711,065

Operating income            1,456,562    1,989,245    4,168,100    5,524,952

Interest expense              466,438      529,471    1,513,823    1,392,637

Patronage dividends           890,124    1,359,774    2,354,277    3,832,315

Income before income
  taxes                       100,000      100,000      300,000      300,000

Provision for income
  taxes                        33,000       32,000      105,000      102,000

Net income                     67,000       68,000      195,000      198,000



Earnings per common share
  and common share equivalent $ 0.86       $ 0.89       $ 2.49        $ 2.64

Earnings per common share
  and common share equivalent -
  assuming full dilution      $ 0.86       $ 0.89       $ 2.49        $ 2.64


          See accompanying notes to unaudited financial information.



                Piggly Wiggly Alabama Distributing Co., Inc.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                            Thirteen Weeks Ended    Thirty-nine Weeks Ended
                             April 26,  April 28,    April 26,    April 28,
                                1996       1995        1996          1995

Common Stock

Beginning balance        $       772  $       721  $       732  $       690
  New issues                       5            4           62           63
  Redemptions                     (5)          (3)         (22)         (31)

Ending balance           $       772  $       722  $       772  $       722


Additional Paid-in
 Capital

Beginning balance        $14,208,987  $12,986,603  $13,252,912  $12,213,162
  Premiums received          106,099       87,877    1,353,329    1,350,279
  Refund of premiums
   upon  redemption         (106,554)     (63,468)    (397,709)    (552,429)

Ending balance           $14,208,532  $13,011,012  $14,208,532  $13,011,012

Common Stock
 Purchase Deposits

Beginning balance        $   654,303  $   561,478  $ 1,006,262  $ 1,031,944
  Cash collections           364,768      355,764    1,260,096    1,147,759
  Stock issued              (106,104)     (87,881)  (1,353,391)  (1,350,342)

Ending balance           $   912,967  $   829,361  $   912,967  $   829,361

Retained Earnings

Beginning balance        $ 1,851,195  $ 1,693,040  $ 1,812,734  $ 1,682,413
  Net income                  67,000       68,000      195,000      198,000
  Excess of stock
   redemption price
   over purchase price        (8,535)      (3,999)     (98,074)    (123,372)

Ending balance           $ 1,909,660  $ 1,757,041  $ 1,909,660  $ 1,757,041


Total Stockholders'
  equity                 $17,031,931  $15,598,136  $17,031,931  $15,598,136



          See accompanying notes to unaudited financial information.




               Piggly Wiggly Alabama Distributing Co., Inc.
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    Thirty-nine Weeks Ended
                                                   April 26,        April 28,
                                                     1996             1995

Cash flows from operating activities:
  Received from customers                       $ 323,348,815    $ 298,770,017
  Paid for cost of sales
       & inventories                             (308,445,035)    (281,976,945)
  Paid to other
       suppliers & employees                      (16,188,915)     (14,078,818)
  Paid for patronage dividends                     (2,018,506)      (1,909,272)
  Interest received                                   101,499          232,020
  Interest paid                                    (1,452,657)      (1,416,003)
  Income taxes paid                                     -              (15,850)
  Miscellaneous income received                     1,154,790        1,302,784

  Net cash provided by
       operating activities                        (3,500,009)         907,933

Cash flows from investing activities:
  Purchase of equipment                              (477,639)        (370,933)
  Loan costs                                            -             (192,523)
  New lease                                             -           (2,607,880)
  Construction in progress                              -           (7,810,129)
  Notes receivable - net                              106,636          291,314
  Decrease in short-term
       investments                                    100,000        1,037,981
  Proceeds - sale of property                          32,342           18,435

  Net cash (used) by
       investing activities                          (238,661)      (9,633,735)

Cash flows from financing activities:
  Checks outstanding - net                          2,075,751          475,744
  Proceeds - operator loans                           440,004        2,745,000
  Proceeds - bank loan                              3,000,000        2,000,000
  Lease payments                                     (372,975)        (440,967)
  New capital lease                                     -            2,607,880
  Debt reduction - long-term                       (2,168,401)      (1,949,035)
  Proceeds from collections
       on stock subscriptions                       1,260,096        1,147,759
  Redemption cost of common stock                    (495,805)        (675,832)

  Net cash provided (used) by
       financing activities                         3,738,670        5,910,549
  Net increase (decrease) in
       cash and cash equivalents                $      -0-       $  (2,815,253)

Cash and cash equivalents at
       beginning of the period                          -            2,815,253
Cash and cash equivalents at
       end of the period                        $      -0-       $      -0-

        See accompanying notes to unaudited financial information.




               Piggly Wiggly Alabama Distributing Co., Inc.

                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                     Thirty-nine Weeks Ended
                                                    April 26,        April 28,
                                                      1996             1995

Reconciliation of net income
  to net cash provided by
  operating activities:

Net income                                         $   195,000     $   198,000
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
Depreciation & amortization                          2,040,696       1,580,406
Gain on sale of property,
  plant & equipment                                    (11,096)       (298,492)
Changes in assets and liabilities:
   Increase in trade receivables                    (1,895,503)       (973,671)
   Increase in inventories                          (3,458,839)     (1,849,630)
  (Increase) decrease in
       prepaid expense                                (121,575)         64,543
   Increase (decrease) in accounts
        payable and accrued expenses                  (666,781)        201,530
   Increase in accrued income
       taxes payable                                   105,000          86,150
   Increase in accrued patronage
       dividends payable                              (841,367)          6,885
   Increase in deferred patronage
       dividends                                     1,177,139       1,916,158
   Decrease in deferred compensa-
       tion payable                                    (22,683)        (23,946)

Net cash (used) provided by
  operating activities                             $(3,500,009)    $   907,933



        See accompanying notes to unaudited financial information.


              Notes to Quarterly Financial Statements

                           (UNAUDITED)

                April 26, 1996 and April 28, 1995

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

3. The results of operations for the thirty-nine weeks ended April 26, 1996 and April 28, 1995 are not necessarily indicative of the results to be expected for the full year.

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


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources - During the fiscal quarters in 1996, cash was used by operating activities due primarily to the increases in inventory and accounts receivable. During the fiscal 1995 quarters, cash was provided primarily from increases in deferred patronage dividends.

During the 1996 quarters, the payments for the purchase of equipment resulted in the use of cash by investing activities. During the 1995 quarters, the payments for construction of the warehouse expansion ($7,810,129) resulted in the use of cash by investing activities. Included in the third quarter of 1995 is the replacement of 38 tractors in the capital lease. This transaction totaled approximately $2,600,000.

During the quarters ended April 26, 1996 and April 28, 1995, cash was used in financing activities to retire long-term debt. Cash was provided during the fiscal 1996 quarters by the increase in checks outstanding and the proceeds from the bank loan. In the third quarter of 1995, a draw on the bank loan of $2,000,000 was made in order to finance the construction in progress. In the first quarter of fiscal 1995, an extra payment of $750,000 was made on the long-term debt. This payment was made under the provisions of the new loan agreement for this debt without prepayment penalty. During the 1996 and 1995 quarters, $440,004 and $2,745,000, respectively, was borrowed from the operators at 80% of the prime rate. These loans are due on demand. Other sources and uses of cash in financing activities were the routine sale of stock and reduction in long-term debt.

Operating Results - During the thirty-nine weeks ended April 26, 1996 compared to the thirty-nine weeks ended April 28, 1995, sales increased 8.5% ($25,503,000) and gross profits increased 4.6% ($891,000). Sales increased at a greater rate than gross profit due to decreases in other operating income. Operating expenses increased 14.9% ($2,338,000) due to largely to the increase of 29.1% ($406,000) in depreciation expense due to the 1995 capital expenditure and other occupancy costs, predominately utilities.
Due to the above mentioned changes, operating income decreased 24.6% ($1,357,000) and, combined with a 8.7% ($121,000) increase in interest expense due to the additional long-term debt, resulted in a 38.6% ($1,478,000) decrease in patronage dividends for the period.

These trends were also reflected in the thirteen weeks ended April
26, 1996.


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